Form 10-Q
period 2011-09-30
Selway Capital Acquisition Corp.
filed 2011-12-22
CIK 1514682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

Commission File Number: 000-54527

SELWAY CAPITAL ACQUISITION CORPORATION
(Exact name of the registrant as specified in its charter)

Delaware	27-4563770
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

74 Grand Avenue 2nd Floor Englewood, NJ	07631
(Address of principal executive offices)	(Zip Code)

(201) 541-1083
(Registrant’s telephone number, including area code)
N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☒     No ☐

Number of shares of common stock outstanding as of December 22, 2011: 2,500,000

TABLE OF CONTENTS

Page(s)

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

•	ability to complete a transaction with one or more target businesses;

•	success in retaining or recruiting, or changes required in, our officers or directors following our Business Transaction (as defined herein);

•
officers and directors allocating their time to other businesses and conflicts of interest that might arise with our officers and directors with respect to the allocation of business opportunities and the consummation of any Business Transaction;

•	expectations regarding the involvement of our management following our Business Transaction;

•
estimates regarding the operating expenses of our business before the consummation of our Business Transaction and the beliefs that we will have sufficient funds to operate for the next 18 months, assuming that our Business Transaction is not consummated during that time;

•	potential inability to obtain additional financing to consummate our Business Transaction;

•	limited pool of prospective target businesses;

•	ability and the ability of our officers and directors to generate a number of potential investment opportunities;

•	potential change in control if we acquire one or more target businesses for equity securities;

•	public securities’ limited liquidity and trading; or

•	use of proceeds not in the trust account.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Selway Capital Acquisition Corporation
(a development stage company)
CONDENSED BALANCE SHEET
September 30, 2011
(Unaudited)

ASSETS
Current assets
Cash	$3,197
Due from underwriters	3,554
Total current assets	6,751

Other assets, deferred offering costs	568,721
Total Assets	$575,472

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
Accounts payable and accrued expenses	$408,115
Note payable, stockholder	155,000

Total Liabilities	563,115

Stockholder's equity
Preferred stock, $.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-
Common stock, $.0001 par value; 30,000,000 shares authorized; 575,000 shares issued and outstanding	58
Additional paid-in-capital	24,942
Deficit accumulated during development stage	(12,643)

Total stockholder's equity	12,357

Total liabilities and stockholder's equity	$575,472

The accompanying notes are an integral part of these condensed financial statements

Selway Capital Acquisition Corporation
(a development stage company)
CONDENSED STATEMENT OF OPERATIONS
For the period from January 12, 2011 (date of inception) to
September 30, 2011
(Unaudited)

	Three Months Ended September 30, 2011	January 12, 2011 (date of inception) to September 30, 2011
Revenue	$-	$-
General and administrative expenses	10,000	12,643

Loss from operations	(10,000)	(12,643)

Net loss	$(10,000)	$(12,643)

Weighted average number of common shares outstanding, basic and diluted	575,000	575,000

Basic and diluted net loss per share	$(0.02)	$(0.02)

The accompanying notes are an integral part of these condensed financial statements

Selway Capital Acquisition Corporation
(a development stage company)
CONDENSED STATEMENT OF STOCKHOLDER'S EQUITY
For the period from January 12, 2011 (date of inception) to
September 30, 2011
(Unaudited)

	Common Stock		Additional paid-in	Deficit accumulated during development	Total stockholder's
	Shares	$.0001 par	capital	stage	equity

Sale of common stock issued to initial stockholder on February 23, 2011	575,000	$58	$24,942	$-	$25,000
at $0.043 per share
	-	-	-	(12,643)	(12,643)
Net loss
Balance at September 30, 2011	575,000	$58	$24,942	$(12,643)	$12,357

The accompanying notes are an integral part of these condensed financial statements

Selway Capital Acquisition Corporation
(a development stage company)
CONDENSED STATEMENT OF CASH FLOWS
For the period from January 12, 2011 (date of inception) to
September 30, 2011
(Unaudited)

Cash Flows from Operating Activities	January 12, 2011 (date of inception) to September 30, 2011
Net Loss	$(12,643)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase in receiveables due from underwriters	(3,554)
Increase in accrued expenses	-

Net cash used in operating activities	(16,197)

Cash Flows from Financing Activities
Proceeds from note payable, stockholder	155,000
Proceeds from note payable, related party	50,000
Repayment of note payable, related party	(50,000)
Proceeds from issuance of stock to initial stockholder	25,000
Payment of offering costs	(160,606)

Net cash provided by financing activities	19,394

Net increase in cash	3,197

Cash at beginning of the period	-

Cash at the end of the period	$3,197

Supplemental Disclosure of Non-Cash Financing Activities:
Accrual for offering costs	$408,115

The accompanying notes are an integral part of these condensed financial statements

Selway Capital Acquisition Corporation
(a development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
For the period from January 12, 2011 (date of inception) to September 30, 2011

NOTE A – INTERIM FINANCIAL INFORMATION

These unaudited condensed financial statements as of September 30, 2011, the results of operations for the period from January 12, 2011 (inception) through September 30, 2011, and cash flows for the period from January 12, 2011 (inception) through September 30, 2011, have been prepared in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") for interim financial information and with the instructions to Form 10- Q. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements of Selway Capital Acquisition Corporation, (the "Company"). In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. Interim results are not necessarily indicative of the results that may be expected for the year.

These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the period ended November 14, 2011 included in the Company's Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on November 18, 2011. The accounting policies used in preparing these unaudited financial statements are consistent with those described in the November 14, 2011 audited financial statements.

NOTE B — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

The Company was incorporated in Delaware on January 12, 2011. The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets that the Company has not yet identified (“Business Transaction”). The Company has neither engaged in any operations nor generated any income to date. The Company is considered to be in the development stage as defined in FASB Accounting Standard Codification, or ASC 915, “Development Stage Entities,” and is subject to the risks associated with activities of development stage companies. The Company has selected December 31 as its fiscal year end.

NOTE C — OFFERING AND BUSINESS OPERATIONS

The registration statement for the Company's initial public offering (the "Offering") was declared effective November 7, 2011 (the "Effective Date"). The Company consummated the Offering on November 14, 2011 and received gross proceeds of $20,000,000 as well as $1,750,000 from the sale of warrants to Selway Capital Holdings LLC, an affiliate of the Company’s officers and directors, on a private placement basis (see Note G). The Company offered 2,000,000 units at $10.00 per unit (“Units”) (the “Offering”). Each Unit consists of one callable Series A Share of the Company’s common stock, $0.0001 par value, and one redeemable common stock purchase warrant (“Warrant”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $7.50 commencing on the later of (a) one year from the date of the prospectus for the Offering and (b) 30 days after the completion of a Business Transaction, and will expire five years from the date of the prospectus for the Offering. The Warrants will be redeemable by the Company at a price of $0.01 per Warrant upon 30 days prior notice after the Warrants become exercisable, only in the event that the last sale price of the Company’s common stock is at least $17.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given. In no event will the Warrants be redeemable for cash at a price greater than $0.01 per Warrant.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Transaction. Furthermore, there is no assurance that the Company will be able to successfully affect a Business Transaction. An amount equal to approximately 103% of the gross proceeds of the Offering are held in a trust account (“Trust Account”) and invested in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 (the “1940 Act”) with a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the 1940 Act, until the earlier of (i) the consummation of a Business Transaction or (ii) the distribution of the Trust Account as described below.

The Company, after signing a definitive agreement for the acquisition of one or more target businesses or may elect not to submit the transaction for stockholder approval. If no stockholder approval is sought, the Company will proceed with a Business Transaction if it is approved by its board of directors and less than 75.0% of the public stockholders exercise their redemption rights. Only in the event that the Company seeks stockholder approval in connection with its Business Transaction, the Company will proceed with a Business Transaction only if a majority of the outstanding shares of common stock voted (calculated as of the close of business on the date set forth in the relevant proxy materials as the last date on which stockholders may vote their shares of common stock) are voted in favor of the Business Transaction. However, the Company’s sponsor’s, officers’, directors’ or their affiliates’ participation in privately-negotiated transactions (as described in our prospectus and solely in the event the Company seeks stockholder approval), if any, could result in the approval of a Business Transaction even if a majority of our public stockholders indicate their intention to vote against, such Business Transaction. In connection with such a vote, if a Business Transaction is approved and consummated, stockholders may elect to redeem their shares of common stock for a pro-rata portion of the Trust Account. These shares of common stock will be recorded at a fair value and classified as temporary equity upon the completion of the Offering, in accordance with FASB ASC 480-10. Selway Capital Holdings, LLC (the “sponsor”) has agreed, in the event the Company seeks stockholder approval of a Business Transaction, to vote its initial shares in the same manner as a majority of the public stockholders who vote at the special or annual meeting called for such purpose. The sponsor and the Company’s officers and directors have also agreed to vote shares of common stock acquired by them in the Offering or in the aftermarket in favor of a Business Transaction submitted to the Company’s stockholders for approval.

The Company’s sponsor, officers and directors have agreed that the Company will only have 18 months from the date of the prospectus for the Offering to consummate its Business Transaction. If the Company does not consummate a Business Transaction within such 18 month period, it shall (i) cease all operations except for the purposes of winding up; (ii) redeem 100% of its public shares of common stock for a per share pro rata portion of the trust account, net of any taxes payable on interest earned thereon (which redemption would completely extinguish such holders’ rights as stockholders, including the right to receive further liquidation distributions, if any) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of its net assets to its remaining stockholders, as part of its plan of dissolution and liquidation. The sponsor has waived its right to participate in any redemption with respect to its initial shares. However, if the sponsor or any of the Company’s officers, directors or affiliates acquires shares of common stock in or after the Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s dissolution and liquidation in the event the Company does not consummate a Business Transaction within the required time period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Offering.

The sponsor purchased, in a private placement, 2,333,333 warrants prior to the Offering at a price of $0.75 per warrant (a purchase price of $1,750,000) from the Company. The sponsor agreed that the warrants purchased by it will not be sold or transferred until 30 days following consummation of a Business Transaction, subject to certain limited exceptions. If the Company does not complete a Business Transaction, then the proceeds will be part of the liquidating distribution to the public stockholders and the warrants issued to the sponsor will expire worthless. The Company classified the private placement warrants within permanent equity as additional paid-in capital in accordance with FASB ASC 815-40.

At the Offering, the Company entered into a Services Agreement with Selway Capital LLC, which is an affiliate of the sponsor, for an estimated aggregate monthly fee, for up to 6 months, of $5,000 for office space, secretarial, and administrative services. Selway Capital LLC has agreed to continue to provide office space, administrative services and secretarial support without further payment until expiration of the agreement.  This agreement will expire upon the earlier of the distribution or liquidation of the Trust Account to the Company’s then-public stockholders or 18 months from the date of the prospectus for the Offering.

The sponsor is entitled to registration rights pursuant to a registration rights agreement signed on the date of the prospectus for the Offering. The sponsor is entitled to demand registration rights and certain “piggy-back” registration rights with respect to its shares of common stock, the warrants and the common stock underlying the warrants, commencing on the date such common stock or warrants are released from escrow. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

The Company granted the underwriters a 45-day option to purchase up to 300,000 additional Units to cover the over-allotment at the Offering price less the underwriting discounts and commissions. On December 15, 2011, the representative of the underwriters notified the Company that it had not sold units in the over-allotment, and that the option was cancelled as of such date.

The following additional contingent fees will become payable, in addition to the contingent fee paid to the underwriters at the closing of the Offering equal to 2.50% of the gross proceeds from the sale of the units offered to the public: (A) a contingent fee equal to 2.0% of the aggregate Offering amount, payable to the underwriters, provided, however, that the underwriters will not receive the deferred underwriting discount with respect to those units as to which the component shares have been redeemed for cash in connection with a Business Transaction, and (B) at the closing date of any sale, 5% of the gross proceeds from the sale of any shares of the Company's common stock that are issued prior to or in conjunction with the Business Transaction in the event that such sale is attributable to services  rendered by Aegis Capital Corp. (“Aegis”), the representative of the underwriters of the Offering.

Additionally, the Company sold to Aegis, for $100, as additional compensation, an option to purchase up to a total of 100,000 units at $12.50 per unit. The Company estimated in a Form 8-K filed November 14, 2011, based upon a Black- Scholes model, that the fair value of the option on the date of sale would be approximately $449,000 using an expected life of five years, volatility of 59.5%, and a risk-free interest rate of 0.91%. However, because the units do not have a trading history, the volatility assumption was based on information currently available to the Company. The Company believed the volatility estimate calculated was a reasonable benchmark to use in estimating the expected volatility of the units. The volatility calculation was based on the most recent trading day average volatility of publicly traded companies in the technology, defense and security, telecommunications and smallcap sectors. Although an expected life of five years was used in the calculation, if the Company does not consummate a Business Transaction within the prescribed time period and automatically dissolves and subsequently liquidates the trust account, the option will become worthless. The underwriters’ option is exercisable at any time, in whole or in part, commencing on the later of the consolidation of each series of our common stock into one class of common stock after consummation of a Business Transaction, post-acquisition tender offer or post-acquisition automatic trust liquidation, as the case may be, or one year from the date of the prospectus for the Offering and expiring on the earlier of five years from the date of the prospectus for the Offering or the day immediately prior to the day on which the Company and all of its predecessors and successors have been dissolved. The units issuable upon exercise of this option are identical to the Units in the Offering.

NOTE D — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development stage company

The Company complies with the reporting requirements of FASB ASC 915, “Development Stage Entities.” At September 30, 2011, the Company had not commenced any operations nor generated revenue to date. All activity through September 30, 2011, relates to the Company’s formation and the Offering. Following such offering, the Company will not generate any operating revenues until after completion of a Business Transaction, at the earliest. The Company will generate non-operating income in the form of interest income on the designated Trust Account after the Offering.

Net loss per common share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. At September 30, 2011, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures” approximates the carrying amounts represented in the balance sheet.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Deferred offering costs

The Company complies with the requirements of the SEC Staff Accounting Bulletin (SAB) Topic 5A, “Expenses of Offering.” Deferred offering costs of $568,721 consist principally of legal, accounting, printer and underwriter costs incurred through the balance sheet date that are related to the Offering, and were charged to stockholder’s equity upon the completion of the Offering.

Income tax

The Company complies with FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. The Company’s deferred tax asset at September 30, 2011 is approximately $5,000. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company established a valuation allowance against the entire deferred tax asset at September 30, 2011. The Company complies with the provisions of Financial Accounting Standards Board Accounting Standard Codification or FASB ASC 740-10-25 which establishes recognition requirements for the accounting for income taxes. There were no unrecognized tax benefits as of September 30, 2011. The section prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2011. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

NOTE E — RELATED PARTY TRANSACTIONS

The Company issued notes to Selway Capital LLC amounting to $50,000 in January and February 2011. These amounts were repaid in February 2011. The Company issued a $70,000 unsecured promissory note to the sponsor on February 23, 2011. The note was non-interest bearing and was payable on the earlier of February 22, 2012 or the consummation of the Offering. The Company issued other unsecured promissory notes to the sponsor for $25,000, $4,000, $10,500, $5,500, $25,000, $15,000, and $5,500 on May 18, 2011, June 8, 2011, June 14, 2011, June 30, 2011, July 25, 2011, and September 26, 2011, and October 14, 2011, respectively. Each was due one year from the issue date or upon completion of the Offering. Due to the short-term nature of the notes, the fair value of the notes approximates their carrying amount.  All these notes were paid in full upon the closing of the Offering.

On February 23, 2011, the Company issued to its sponsor (i) 575,000 shares of restricted common stock (75,000 of which were forfeited on December 20, 2011 because the underwriters’ over-allotment option was not exercised), for an aggregate amount of $25,000 in cash. The purchase price for each share of common stock was approximately $0.043 per share. The sponsor has agreed that the shares of common stock purchased by it prior to consummation of the Offering will not be sold or transferred until 12 months following consummation of a Business Transaction, subject to certain limited exceptions.

As mentioned in Note C above, the Company intends to pay to Selway Capital LLC a total of $5,000 per month for office space, administrative services and secretarial support for a period that commenced on the effective date of the Offering and ends on the earlier of the distribution or liquidation of the Trust Account to the Company’s then public stockholders or 6 months following the consummation of the Offering.

NOTE F — PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of September 30, 2011, the Company has not issued any shares of preferred stock.

NOTE G — SUBSEQUENT EVENTS

The Company effected a 1-for-1.090909 reverse stock split of all the outstanding shares of common stock on October 24, 2011 and a 1 for 1.375 reverse stock split of all the outstanding shares of common stock on November 3, 2011. Accordingly, all common share and per common share amounts for all periods presented in these financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect these reverse stock splits.

On November 14, 2011, the Company closed the Offering.  The Company sold 2,000,000 units at a price of $10 per unit for total gross proceeds of $20,000,000.  The sponsor, Selway Capital Holdings LLC, purchased 2,333,333 warrants in a private placement at a price of $0.75 per warrant for total consideration of $1,750,000 immediately prior to the Offering.  After paying offering expenses, the Company deposited $20,600,000, or $10.30 per callable Series A Share, in a trust account for the benefit of its public shareholders (this amount includes $400,000 in deferred underwriting expenses, which may be paid if the Company consummates a  Business Transaction).  Please see the Audited Financial Statements as of November 14, 2011, which were prepared and filed on a Form 8-K on November 18, 2011 for more information about the Offering.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

References to the "Company," "us" or "we" refer to Selway Capital Acquisition Corporation. The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company incorporated in Delaware on January 12, 2011 for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets that the Company has not yet identified (“Business Transaction”). We have neither engaged in any operations nor generated any income to date, other than activities relating to seeking a business to acquire following our initial public offering (the “Offering”).  Although we are not limited to a particular geographic region or industry, we intend to focus on operating businesses in the United States. Our efforts to identify a prospective target business will not be limited to a particular industry. We do not have any specific Business Transaction under current consideration, though we have had discussions with several potential target businesses regarding a possible business transaction.

On November 14, 2011 we closed the Offering of 2,000,000 units at a price of $10.00 per unit.  Immediately prior to the closing of the Offering, the Company sold 2,333,333 warrants to our sponsor for $0.75 per warrant.  We have deposited $20,600,000 (including $400,000 of deferred underwriting commissions) from the Offering and private placement of warrants, net of fees and offering expenses, in a trust account for the benefit our public shareholders.  We believe that we have sufficient funds available to complete our efforts to effect a Business Transaction with an operating business within the required 18 months from November 14, 2011.

We refer you to the audited financial statements as of November 14, 2011, which were prepared and filed on a Form 8-K, for more information on the Offering.

Results of Operations

At September 30, 2011 the Company had cash of only $3,197 and had limited financial resources. We incurred costs of $568,721 with regard to the Offering, which are classified as deferred offering costs on our balance sheet.   Our entire activity from January 12, 2011 (inception) through September 30, 2011, has been related to preparing for the Offering.  From inception until September 30, 2011, we had net loss of $12,643, which is attributable to formation costs of our company and accounting fees not recorded as offering expenses. We will not have any revenues until we complete a Business Transaction.

Liquidity and Capital Resources

Prior to our Offering, we funded our operations with notes from our sponsor, Selway Capital Holdings LLC, which total $155,000 as of September 30, 2011.  We also relied on credit from certain of our vendors, who agreed to delay demand for payment until the Offering.  All our liabilities relate to the Offering.

On November 14, 2011 we closed the Offering of 2,000,000 units at a price of $10.00 per unit, with gross proceeds of $20,000,000.  Immediately prior to the closing of the Offering, the Company sold 2,333,333 warrants to our sponsor for $0.75 per warrant, with gross proceeds of approximately $1,750,000.  Each unit in the public offering consisted of one share of common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $7.50. Our common stock and warrants started trading separately as of December 16, 2011. We deposited $20,600,000 (including $400,000 of deferred underwriting commissions) from the Offering and private placement of warrants, net of fees and offering expenses, in a trust account for the benefit our public shareholders.  We believe that we have sufficient funds available to complete our efforts to effect a Business Transaction with an operating business within the required 18 months from November 14, 2011.

The net proceeds from the sale of our units in the Offering, after deducting certain offering expenses of approximately $1,538,354, including underwriting discounts of $500,000, deferred underwriting discounts of $400,000 and $100,000 to be paid to Loeb & Loeb LLP only if we consummate a Business Transaction, were approximately $18,462,000. Additionally, net proceeds from the sale of private placement warrants totaled approximately $1,750,000. Aggregate net proceeds from the sale of warrants and units totaled approximately $20,212,000. Except for interest that is earned on the funds contained in the trust account that may be released to us to be used as working capital, we will not be able to access the amounts held in the trust until we consummate a Business Transaction. The amounts held outside of the trust account are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

From January 12, 2011 (the date of our inception) through September 30, 2011, we had operating expenses of $12,643 and deferred offering costs of $568,721. The net proceeds deposited into the trust fund remain on deposit in the trust account earning interest. As of September 30, 2011, we had no amount held in the trust account and as of November 14, 2011, there was approximately $20,600,000 held in the trust account, which includes deferred underwriting fees of $400,000. Additionally, as of November 14, 2011, we have approximately $220,000 outside the trust account to fund our working capital requirements.

We intend to use substantially all of the net proceeds of the Offering to acquire one or more target businesses, and will use a portion of the interest earned on the trust account together with the funds not held in trust to identify and evaluate prospective target businesses, to select one or more target businesses, and to structure, negotiate and consummate the Business Transaction. We do not believe we will need to raise additional funds following the Offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds were required to consummate a Business Transaction. Such debt securities may include a working capital revolving debt facility or a longer term debt facility. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of a Business Transaction.

Commencing on November 14, 2011, we began incurring a fee of $5,000 per month for office space.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

Contractual Obligations

At September 30, 2011, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than: (1) a monthly fee of $5,000 for office space and general and administrative services payable to Selway Capital LLC, an affiliate of our sponsor, which will be paid for up to six months starting on the closing date of the Offering, and (2) a payment of $100,000 to Loeb & Loeb LLP, our counsel, which will only be due if we close a Business Transaction.   The full amount potentially owed to Loeb & Loeb LLP has been reflected on our balance sheet.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

Cash and cash equivalents:

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Loss per common share:

Loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period.

Use of estimates:

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Income taxes:

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Deferred offering costs:

Deferred offering costs consist principally of legal, accounting, printing, and underwriting fees incurred through the balance sheet date that are related to the proposed public offering and that will be charged to capital upon the receipt of the capital raised.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company's financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to respond to this Item.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure controls and procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness, as of the end of the period covered by this report, of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e).  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of such date, the Company‘s disclosure controls and procedures were effective.

Changes in internal control over financial reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Compliance with Section 404 of the Sarbanes-Oxley Act of 2002

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the Act), beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2012, we will be required to furnish a report by our management on our internal control over financial reporting. This report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. If we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. This report will also contain a statement that our independent registered public accountants have issued an attestation report on management’s assessment of such internal controls and conclusion on the operating effectiveness of those controls.

Management acknowledges its responsibility for internal controls over financial reporting and seeks to continually improve those controls. In order to achieve compliance with Section 404 of the Act within the prescribed period, we are currently performing the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging. We believe our process, which will begin in 2011 and continue in 2012 for documenting, evaluating and monitoring our internal control over financial reporting is consistent with the objectives of Section 404 of the Act.

PART II– OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

As a smaller reporting company, we are not required to respond to this Item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds

On November 14, 2011, the Company consummated its Offering of 2,000,000 units. Each unit consists of one callable Series A share and one redeemable warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $7.50. The units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $20,000,000. Aegis acted as lead underwriter. The securities sold in the Offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-172714). The Securities and Exchange Commission declared the registration statement effective on November 7, 2011.

Immediately prior to the consummation of the Offering, our sponsor, Selway Capital Holdings LLC, purchased 2,333,333 warrants for a total purchase price of approximately $1,750,000, or $0.75 per warrant, from the Company.  The warrant purchase was funded with $1,589,500 of cash and with $160,500 of payment-in-kind of loans to the Company, which had been issued by the sponsor to fund operations prior to the Offering.

We incurred a total of $900,000 in underwriting discounts and commissions in connection with the Offering, of which $400,000 has been placed in the trust account. Such portion of the underwriter’s compensation will only be paid to the underwriters in the event that we consummate a Business Transaction. The total expenses in connection with the sale of our units in the Offering were $1,538,354. No expenses of the offering were paid to any of our directors or officers or any of their respective affiliates. All the funds held in the trust account have been invested in either Treasury Bills or Money Market Accounts.

After deducting the underwriting discounts and commissions and other offering expenses, the total net proceeds to us from the Offering were approximately $18,462,000. Additionally, net proceeds from the sale of private placement warrants totaled approximately $1,750,000. Aggregate net proceeds from the sale of warrants and units totaled approximately $20,212,000, of which approximately $20,600,000 (or $10.30 per unit sold in the offering) was deposited into a trust account for the benefit of our public shareholders.  This amount includes $400,000 of deferred underwriting fees, which may be paid to the underwriters if we consummate a Business Transaction. Remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective Business Transactions and continuing general and administrative expenses.

Upon the closing of the Offering, $220,000 was available to us for working capital purposes. We believe the $220,000 of proceeds of the Offering initially available to us outside of the trust account, together with the interest income on the balance of the trust account (any amounts in the trust account in excess of a maximum of $10.30 per public share) to be released to us from time to time for working capital requirements, will be sufficient to allow us to operate for at least the next 18 months, assuming a Business Transaction is not completed during that time. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds were required to consummate a Business Transaction. Such debt securities may include a working capital revolving debt facility or a longer term debt facility. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of a Business Transaction.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data File*

* To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELWAY CAPITAL ACQUISITION CORPORATION

Date: December 22, 2011	By:	/s/ Yaron Eitan
	Name:	Yaron Eitan
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: December 22, 2011	By:	/s/ Edmundo Gonzalez
	Name:	Edmundo Gonzalez
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data File*

* To be filed by Amendment.