Form 10-K
period 2011-12-31
Selway Capital Acquisition Corp.
filed 2012-03-30
CIK 1514682

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 000-54527

SELWAY CAPITAL ACQUISITION CORPORATION

 (Exact name of registrant as specified in its charter)

Delaware	14-1961536
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

74 Grand Avenue
2nd Floor
Englewood, NJ	07631
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (201) 541-1083

Securities registered pursuant to Section 12(b) of the Act: None.

Name of each exchange on which registered: None.

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☒   No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒ No  ☐

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant as of June 30, 2011 was $0.

The number of shares outstanding of the Registrant’s common stock as of March 1, 2012 was 2,500,000.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SELWAY CAPITAL ACQUISITION CORPORATION

Annual Report on Form 10-K for the Year Ended December 31, 2011

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

•	ability to complete a transaction with one or more target businesses;

•	success in retaining or recruiting, or changes required in, our officers or directors following our initial acquisition transaction;

•	officers and directors allocating their time to other businesses and conflicts of interest that might arise with our officers and directors with respect to the allocation of business opportunities and the consummation of any business transaction;

•	expectations regarding the involvement of our management following our initial acquisition transaction;

•	estimates regarding the operating expenses of our business before the consummation of our initial acquisition transaction and the beliefs that we will have sufficient funds to operate through May 14, 2013, assuming that our initial acquisition transaction is not consummated prior to such date;

•	potential inability to obtain additional financing to consummate our initial acquisition transaction;

•	limited pool of prospective target businesses;

•	ability and the ability of our officers and directors to generate a number of potential investment opportunities;

•	potential change in control if we acquire one or more target businesses for equity securities;

•	public securities’ limited liquidity and trading; or

•	use of proceeds not in the trust account.

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

part I

ITEM 1.  BUSINESS

Introduction

Selway Capital Acquisition Corporation is a company organized under the laws of the State of Delaware. We are an IPACSM, formed to acquire, through a merger, capital stock exchange, asset acquisition, stock purchase or similar acquisition transaction, one or more operating businesses. An IPAC is a blank check company that permits the company to return funds from the trust account to redeeming shareholders after the acquisition transaction is completed, as described in more detail below, which is different from most other blank check companies that are required to return funds from the trust account prior to, or at, the time the acquisition transaction is completed. “IPAC” is a service mark of Loeb & Loeb LLP that, to our knowledge, was first used in our initial public offering. Although we are not limited to a particular geographic region or industry, we intend to focus on operating businesses in the United States. Our efforts to identify a prospective target business will not be limited to a particular industry.

On November 14, 2011, we consummated our initial public offering of 2,000,000 units. Each unit consists of one callable Series A Share and one redeemable warrant to purchase one share of common stock at $7.50 per share. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $20,000,000. Simultaneous with the consummation of our initial public offering, we also completed an offering of 2,333,333 warrants to our sponsor, Selway Capital Holdings LLC, generating gross proceeds of approximately $1,750,000. A total of $20,600,000, which includes a portion of the $1,750,000 of proceeds from the private placement, was placed in a trust account maintained by American Stock Transfer & Trust Company, LLC, acting as trustee. None of the funds held in trust will be released from the trust account, other than interest income net of taxes for working capital, until the earlier of (i) our consummation of an initial acquisition transaction within the required time frame and (ii) our redemption of 100% of the public shares sold in our initial public offering if we are unable to consummate a business transaction within the required time frame. On December 16, 2011, the callable Series A Shares and redeemable warrants underlying the units sold in our initial public offering began to trade separately on a voluntary basis.

Since our initial public offering, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates.

Business Strategy

We are more concerned with the underlying profile of a target company than with the particular industry in which it operates; however, due to the nature of our experience we expect to see many opportunities in industries in which we have previous deal making experience, including media and communications, defense and security, education and healthcare services. Based on the management team’s collective investment and operating experience, we will also seek to acquire a business whose growth and development we can assist through collaborative business strategy formulation and execution.

We will use the same disciplined approach to identifying an acquisition target that our management team has used in the past and which we feel will ultimately lead to a successful public company. We have identified the following criteria that we believe are important and that we intend to use in evaluating acquisition transaction opportunities:

•	Public-Market-Ready Businesses: We will seek to acquire a business that is ready to be a publicly-traded company. We believe that a business must have a substantial need for capital to execute an expansion and growth plan. In other words, we seek to acquire a business with the ability to grow given proper capitalization and not one where all of the capital would flow to the current owners.

•	Established Companies with Proven Track Records: We will seek to acquire established companies with sound historical financial performance. We intend to focus on companies with a history of strong operating and financial results including at least $30 million of revenue and $5 million of earnings before interest, taxes, depreciation and amortization.

•	Strong and Defensible Competitive Industry Position: We will seek to acquire businesses that operate within industries that have strong fundamentals. The factors we will consider include growth prospects, competitive dynamics, level of consolidation, need for capital investment and barriers to entry. Within these industries, we will focus on companies that have a leading or defensible niche market position. We will analyze the strengths and weaknesses of target businesses relative to their competitors, focusing on product quality, customer loyalty, cost impediments associated with customers switching to competitors, patent protection and brand positioning. We will seek to acquire target businesses that demonstrate advantages when compared to their competitors, which may help to protect their market position and profitability and deliver strong free cash flow.

•	Experienced Management Team: We will seek to acquire businesses that have strong, experienced management teams. We will focus on management teams with a proven track record of driving revenue growth, enhancing profitability and generating strong free cash flow. We believe that the operating expertise of our officers and directors will complement the target’s management team.

•	Spin-offs / divestitures from larger companies: We may seek one or more businesses or assets that are part of larger companies where the owners seek to divest or spin-off in order to monetize their investment as long as the resulting company has the characteristics listed above.

While we intend to use these criteria in the process of evaluating transaction opportunities, we expect that no individual criterion will entirely determine a decision to pursue a particular opportunity. Further, any particular acquisition transaction opportunity which we ultimately determine to pursue may not meet one or more of these criteria. In addition, unlike many other blank check companies, our target business is not required to have a minimum value for us to acquire it, although we intend to seek a target business meeting the requirements described above. Any funds remaining in trust after our shareholders have had the opportunity to redeem their shares will be used by the operating business as it deems appropriate.

There are a significant number of businesses that meet the target company criteria listed above. A source of these businesses for Selway Capital Acquisition Corporation is the large number of private equity and venture capital funds that started their operations between 1998 and 2004. Many of these funds have not been able to access the public market as an exit vehicle for their portfolio companies due to the global financial crisis. We estimate that there are over 9,000 companies in the portfolios of these funds. Selway Capital Acquisition Corporation may provide an efficient and economical path for these investors to access the public market. We believe that our ability to structure a transaction with professional investors, the portfolio managers of these funds, is more highly likely than with other parties.

There are also a number of private and public companies that became over-levered in the run up to the global financial crisis in 2008. We believe that there are likely select opportunities to acquire attractive operating businesses by partnering with the owners of these companies to de-leverage these companies.

Competitive strengths

We believe our specific competitive strengths to be the following:

Prior Blank Check Company Experience:  Our management team, including our executive officers and directors, has already been involved in the successful initial public offering and subsequent consummation of a business combination for a prior blank check company. Vector Intersect Security Acquisition Corporation raised gross proceeds of approximately $60 million at an offering price of $8.00 per unit in 2007. On December 19, 2008, Vector Intersect consummated a business combination with Cyalume Technologies Holdings, Inc. (OTCBB:CYLU), the global leader in chemiluminescent (chemical-light) technology, supplying militaries and safety markets around the world with innovative disposable light products. Each of our Directors played a key role throughout the business combination transaction including identifying various suitable acquisition candidates, structuring and negotiating the transaction and assisting in the proxy solicitation of shareholder approval for such acquisition. Messrs Eitan, Intrater and Shamir continue to serve on the board of directors of Cyalume Technologies Holdings, Inc. Additionally, as Chairman and CEO, Mr. Intrater led the initial public offering of another blank check company, Columbus Acquisition Corporation, which in May 2007 raised $109.8 million. Due to economic conditions, the board and shareholders of Columbus Acquisition Corporation decided to dissolve the entity in June 2009 and distribute the assets held in trust to its shareholders. We believe our management’s prior experience with a blank check company represents a significant competitive advantage.

Extensive Public, Private Equity and Mergers and Acquisitions Contacts:  Our management team has an extensive base of contacts in the public and private equity industry that each team member has developed over the years. We believe that the members of our management team have strong working relationships with principals in private equity firms as well as intermediaries who constitute our most likely source of prospective acquisition transactions. In addition, our management team, through its present and historical membership on various boards of directors, has developed a network of business relationships with members on the boards of other businesses, which greatly extends our access to privately held companies. We believe that these contacts will be important in generating acquisition opportunities for us.

Management Operating and Investing Experience:  Each of our executive officers and directors has significant experience advising, acquiring, financing and selling private and public companies in various industries. Furthermore, our management team has extensive experience working together closely. Our experience with sourcing, due diligence, structuring, negotiating and closing acquisition and growth financing transactions spans both the public and private markets. Our management team has acquisition and operating experience in a number of businesses in various industries (such as media and communications, defense and security, education and healthcare services). We believe that this breadth of experience provides us with a competitive advantage in evaluating businesses and acquisition opportunities over managers who have little or no direct operating experience.

Our Acquisition Transaction Plans

To date, we have not selected any target business with which to seek an acquisition transaction. Our officers and directors are currently engaged in discussions on our behalf with representatives of other companies regarding the possibility of a potential merger, capital stock exchange, asset acquisition, stock purchase or similar acquisition transaction with us.

In addition, in the course of their other business activities, our management team has had contact with or gained familiarity with many businesses which may meet our investment criteria and, therefore, qualify as a target business. Many of these businesses are in the media and communications, defense and security and healthcare services industries. Should we propose a transaction with such a business to our shareholders, we will disclose any such prior knowledge or contacts, and we will reaffirm that no discussion of an acquisition transaction with us occurred prior to commencement of our initial public offering.

If we are unable to consummate an acquisition transaction by May 14, 2013 (18 months from the consummation of our initial public offering), we will dissolve and liquidate and distribute our trust account, plus any remaining net assets to our public shareholders.

Potential Disadvantages

Although our management has a number of competitive advantages in consummating an acquisition transaction, especially in media and communications, defense and security, education and healthcare services industries in the United States, we have some potential disadvantages for focusing on such industries, which include:

•	There are very large, publicly-traded players in each of these industries, and these corporations have been active buyers of smaller companies in their industries. These large corporations may bid up the price of a target company to a level beyond which we would be willing or able to pay because they may be able to pay a “strategic premium” for the business.

•	There are industry-focused private equity firms that are actively deploying capital. These firms are also competitors for our efforts.

•	Our financial criteria imply that the target company may have other financing options besides going public through a transaction with us. We believe that some attractive companies will simply opt for other options, including doing nothing and operating as they have, rather than doing a transaction with us.

Effecting an Acquisition Transaction

General

Unlike many other blank check companies, we are not required to have a shareholder vote to approve our initial acquisition transaction unless the nature of the acquisition transaction would require shareholder approval under applicable Delaware law. Notwithstanding, our Amended and Restated Certificate of Incorporation provides that public shareholders will be entitled to redeem their shares for cash equal to the pro rata share of the aggregate amount then in the trust account (initially approximately $10.30 per share). This redemption right is only available to holders of callable Series A Shares or holders of callable Series B Shares, as the case may be. If we are required to offer redemption rights to all holders of our common stock, our founders have agreed to not tender their securities in such tender offer.

We will have until May 14, 2013, or 18 months following the consummation of our initial public offering, to consummate our initial acquisition transaction.

We are not presently engaged in, and we will not engage in, any operations until we complete an acquisition transaction. We intend to utilize the cash proceeds of our initial public offering and the private placement of the placement warrants, our capital securities, debt or a combination of these as consideration to be paid in an acquisition transaction. While substantially all of the net proceeds of our initial public offering are allocated to completing an acquisition transaction, the proceeds are not otherwise designated for more specific purposes.

Sources of target businesses

We anticipate that target businesses may be brought to our attention from various unaffiliated parties such as investment banking firms, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and similar sources. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates. Our management team will speak to their various contacts to inform them that we are seeking a target business and request any information that they have for suitable targets. In addition, we expect that we will receive unsolicited information about potential targets from those who are aware of the blank check market and have noted (either through publications or a monitoring of the SEC’s web site) that we have completed our initial public offering. We will not (i) consummate an acquisition transaction with a target business that is a portfolio company of, or has otherwise received a financial investment from, our founders or their affiliates, or that is affiliated with any of our founders or their affiliates, or (ii) consummate an acquisition transaction with any underwriter, or underwriting selling group member, or any of their affiliates, unless we obtain an opinion from an unaffiliated, independent investment banking firm that is a member of the FINRA that an acquisition transaction with such target business is fair to our shareholders from a financial point of view.

We may pay fees or compensation to third parties for their efforts in introducing us to potential target businesses. We may seek to engage someone to assist in finding a potential target business if our management feels that they need assistance to find a suitable target business. If a finder approaches us on an unsolicited basis, our management would decide whether to work with that finder (and pay a finders’ fee) depending on the potential target business such finder proposes. Such payments are typically, although not always, calculated as a percentage of the dollar value of the transaction. We have not anticipated use of a particular percentage fee, but instead will seek to negotiate the smallest reasonable percentage fee consistent with the attractiveness of the opportunity and the alternatives, if any, that are then available to us. We may make such payments to entities we engage for this purpose or entities that approach us on an unsolicited basis. Payment of finders’ fees is customarily tied to consummation of a transaction and certainly would be tied to a completed transaction in the case of an unsolicited proposal. Although it is possible that we may pay finders’ fees in the case of an uncompleted transaction, we consider this possibility to be remote. Other than the fee for office space and administrative and secretarial services described herein, in no event will we pay any of our officers or directors or any entity with which they are affiliated any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of an acquisition transaction. In addition, none of our officers or directors will receive any finder’s fee, consulting fees or any similar fees from any person or entity in connection with any acquisition transaction involving us. Following such acquisition transaction, however, our officers or directors may receive compensation or fees, including compensation approved by the board of directors for customary director’s fees for our directors that remain following such acquisition transaction. Our directors have advised us that they will not take an offer regarding their compensation or fees following an acquisition transaction into consideration when determining which target businesses to pursue.

Selection of a target business and structuring of an acquisition transaction

We have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses. Accordingly, there is no current basis for our investors to evaluate the possible merits or risks of the target business with which we may ultimately complete an acquisition transaction. Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.

We intend to focus on potential target businesses with valuations between $30 million and $100 million. We believe that our available working capital following our initial public offering, together with the issuance of additional equity and/or the issuance of debt, would support the acquisition of such a target business. The mix of additional equity and/or debt would depend on many factors. The proposed funding for any such acquisition transaction would be disclosed in the registration statement or proxy materials or tender offer materials relating to the required shareholder redemption rights.

We will not consider any transaction that does not meet the above described criteria.

In evaluating a prospective target business, our management will primarily consider the criteria and guidelines set forth above under the captions “— Investment Insight and Competitive Advantage” and “— Investment Strategy.” In addition, our management will consider, among other factors, the following:

•	financial condition and results of operations;

•	growth potential;

•	brand recognition and potential;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	competitive position;

•	barriers to entry by competitors;

•	stage of development of the business and its products or services;

•	existing distribution arrangements and the potential for expansion;

•	degree of current or potential market acceptance of the products or services;

•	proprietary aspects of products and the extent of intellectual property or other protection for products or formulas;

•	impact of regulation on the business;

•	regulatory environment of the industry;

•	seasonal sales fluctuations and the ability to offset these fluctuations through other acquisition transactions, introduction of new products, or product line extensions; and

•	costs associated with effecting the acquisition transaction.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular acquisition transaction will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management to our business objective. In evaluating a prospective target business, we expect to conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as review of financial and other information which will be made available to us.

In addition, unlike many other blank check companies, our target business is not required to have a minimum value for us to acquire it, although we intend to seek a target business meeting the requirements described above. Any funds remaining in trust after our shareholders have had the opportunity to redeem their shares will be used by the operating business as it deems appropriate.

The time required to select and evaluate a target business and to structure and complete the acquisition transaction, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which an acquisition transaction is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another acquisition transaction.

Issuance of additional debt or equity

We intend to focus on potential target businesses with valuations between $30 million and $100 million, although we may ultimately not seek to acquire a target business within this valuation range. We determined to value our initial public offering at $30 million in order to facilitate a transaction in our targeted range. We believe that our available working capital following our initial public offering would support the acquisition of such a target business. In addition, we believe that this range is appropriate given that we can issue equity and/or debt securities as part of the consideration to be paid for an acquisition, even in light of the possibility of up to 75.0% redemptions by shareholders who own shares that were acquired in our initial public offering. To consummate such an acquisition we may need to issue additional equity securities and/or incur additional debt financing. As the valuation of the proposed target business moves from the lower end to the higher end of that range, a greater amount of such additional equity or debt would be required. The mix of debt or equity would be dependent on the nature of the potential target business, including its historical and projected cash flow and its projected capital needs and the number of our shareholders who exercise their redemption rights. It would also depend on general market conditions at the time including prevailing interest rates and debt to equity coverage ratios. For example, capital intensive businesses usually require more equity and mature businesses with steady historical cash flow may sustain higher debt levels than growth companies.

We believe that it is typical for private equity firms and other financial buyers to use leverage to acquire operating businesses. Such debt is often in the form of both senior secured debt as well as subordinated debt, which may be available from a variety of sources. Banks and other financial institutions may provide senior or senior secured debt based on the target company’s cash flow. Mezzanine debt funds or similar investment vehicles may provide additional funding on a basis that is subordinate to the senior or secured lenders. Such instruments typically carry higher interest rates and are often accompanied by equity coverage such as warrants. We cannot assure you that such financing would be available on acceptable terms, if at all. The proposed funding for any such acquisition transaction would be disclosed in the registration statement or proxy materials or tender offer materials relating to the required shareholder redemption rights.

Lack of business diversification

The net proceeds from our initial public offering and the offering of the placement warrants, after reserving $220,000 of the proceeds for our operating expenses and $400,000 for the deferred underwriting discount, have provided us with approximately $20,200,000, which we may use to consummate an initial acquisition transaction. We may not be able to acquire more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. Additionally, we may encounter numerous logistical issues if we pursue multiple target businesses, including the difficulty of coordinating the timing of negotiations, registration statement or proxy materials or tender offer disclosure and closings. We may also be exposed to the risk that the conditions to closing with respect to the initial acquisition transaction with multiple target businesses would not be satisfied. Due to these added risks, we are more likely to choose a single target business with which to pursue an acquisition transaction than multiple target businesses. Accordingly, the prospects for our success may depend solely on the performance of a single business. If this occurs, our operations will be highly concentrated, and we will not be able to diversify our operations or benefit from spreading of risks or offsetting of losses, unlike other entities that have the resources to consummate several acquisition transactions in different industries or areas of a single industry.

Accordingly, while it is possible that we may attempt to effect our initial acquisition transaction with more than one target business, we are more likely to choose a single target business if all other factors appear equal. This means that for an indefinite period of time, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete acquisition transactions with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By consummating an acquisition transaction with only a single entity, our lack of diversification may:

•	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after an acquisition transaction, and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

If we complete an acquisition transaction structured as a merger or share exchange in which the consideration is our securities, we would have a significant amount of cash available to make add-on acquisitions following our initial acquisition transaction.

Limited ability to evaluate the target business’ management

Although we intend to scrutinize the management of a prospective target business closely when evaluating the desirability of effecting an acquisition transaction with that business, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business cannot presently be stated with any certainty. While we expect that some of our officers and directors will remain associated in some capacity with us following the acquisition transaction, it is unlikely that any of them will devote their full efforts to our affairs subsequent to the acquisition transaction. Moreover, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

Following an acquisition transaction, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Limited availability of information for privately-held target companies

In accordance with our acquisition strategy, it is quite possible that we will seek an acquisition transaction with one or more privately-held companies. Generally, very little public information exists about these companies, and we will be required to rely on the ability of our officers and directors to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, then we may not make a fully informed investment decision, and we may lose money on our investments.

Limited resources and significant competition for acquisition transactions

We will encounter intense competition from entities having a business objective similar to ours, including private equity groups and leveraged buyout funds, as well as operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience in identifying and completing acquisition transactions. A number of these competitors possess greater technical, financial, human and other resources than we do. Our limited financial resources may have a negative effect on our ability to compete in acquiring certain sizable target businesses. Further, our obligation to redeem for cash the common stock held by public shareholders who elect redemption may reduce the financial resources available for an acquisition transaction. The uncertainty resulting from not knowing the extent of redemptions, if any, that will occur may make reaching an agreement with an acquisition target more difficult. Our outstanding warrants and the future dilution they potentially represent may not be viewed favorably by certain target businesses. In addition, if our initial acquisition transaction entails a simultaneous purchase of several operating businesses owned by different sellers, we may be unable to coordinate a simultaneous closing of the purchases. This may result in a target business seeking a different buyer.

Any of these factors may place us at a competitive disadvantage in successfully negotiating an acquisition transaction. We cannot assure you that we will be able to compete successfully for an attractive acquisition transaction. Additionally, because of these factors, we cannot assure you that we will be able to effectuate an acquisition transaction within the required time period. If we are unable to find a suitable target business within such time period, we will dissolve and liquidate the trust account, plus any remaining net assets.

Time to complete an initial acquisition transaction

We will have until May 14, 2013, or 18 months following the consummation of our initial public offering, to consummate our initial acquisition transaction. Pursuant to our Amended and Restated Certificate of Incorporation and Bylaws and applicable provisions of Delaware law, if we do not consummate our initial acquisition transaction within such 18 month period, we will promptly dissolve and liquidate the trust account and release only to our public shareholders a pro rata share of the trust account, plus any remaining net assets. If we have not completed an initial acquisition transaction by such date, our corporate existence will cease except for the purposes of winding up our affairs and liquidating, pursuant to Section 278 of the Delaware General Corporation Law. This has the same effect as if our board of directors and shareholders had formally voted to approve our dissolution pursuant to Section 275 of the Delaware General Corporation Law. Accordingly, limiting our corporate existence to a specified date as permitted by Section 102(b)(5) of the Delaware General Corporation Law removes the necessity to comply with the formal procedures set forth in Section 275 (which would have required our board of directors and shareholders to formally vote to approve our dissolution and liquidation and to have filed a certificate of dissolution with the Delaware Secretary of State). As required by the trust agreement between us and American Stock Transfer & Trust Company, LLC, the time period that funds would remain in the trust account and not be released could only be extended with the approval of the holders of 80% of the shares sold in our initial public offering. If we elect to effect a post-acquisition tender offer or post-acquisition automatic trust liquidation and complete an acquisition transaction prior to such time period, but have not completed a post-acquisition tender offer or post-acquisition automatic trust liquidation within such period, we will not be required to liquidate and wind up our affairs, however, the release of the funds to us in the case of a post-acquisition tender offer will be conditioned upon completion of such tender offer. Our founders have agreed with respect to the founders’ shares to waive their rights to participate in any distribution from the trust account, but not with respect to any units or callable Series A Shares they acquire in our initial public offering or in the aftermarket. There will be no distribution from the trust account with respect to our warrants, and all rights of our warrants will terminate if we fail to consummate our initial acquisition transaction by May 14, 2013.

Shareholder Redemption Rights

Unlike many other blank check companies, we are not required to have a shareholder vote to approve our initial acquisition transaction, unless the nature of the acquisition transaction would require shareholder approval under applicable Delaware law. Accordingly, we will have a high degree of flexibility in structuring and consummating our initial acquisition transaction, and currently intend to structure our initial acquisition transaction so that a shareholder vote is not required. Notwithstanding, our Amended and Restated Certificate of Incorporation provides that public shareholders will be entitled to redeem or will have their shares automatically redeemed for cash equal to the pro rata share of the trust account (initially approximately $10.30 per share) in connection with our initial acquisition transaction regardless of how it is structured.

The manner in which public shareholders may redeem or will have their shares automatically redeemed their shares will depend on the structure of the transaction. We intend to structure our initial acquisition transaction and shareholder redemption rights in one of the following ways:

•	Shareholder Vote: If we structure the initial acquisition transaction as an acquisition that requires shareholder approval, or our management decides to seek shareholder approval of the acquisition transaction, we would prepare a proxy statement containing information in relation to the shareholder vote to approve an acquisition transaction for distribution to our shareholders, which would be sent to our shareholders not more than sixty days nor less than ten days prior to the date of the shareholder vote. Public shareholders voting against a proposed acquisition transaction would be entitled to redeem all or a portion of their callable Series A Shares for a pro rata share of the trust account (initially approximately $10.30 per share). In addition, any public shareholder would have the right to vote for the proposed acquisition transaction and demand that all or a portion of such shareholder’s callable Series A Shares be redeemed for a pro rata share of the trust account in connection with our initial acquisition transaction. This redemption right is only available to our public shareholders and our initial shareholders have agreed not to seek redemption of any shares owned by them, directly or indirectly, whether purchased by them in our initial public offering or in the aftermarket. In connection with a vote required for any initial acquisition transaction, all of our initial shareholders, including all of our officers and directors, have agreed to vote all of the founders’ shares in the same manner as a majority of the public shareholders who vote at the special or annual meeting called for such purpose, and have agreed to vote all of the common stock acquired in our initial public offering or in the aftermarket, including any common stock underlying the units, in favor of such proposed acquisition transaction. We would proceed with an acquisition transaction only if a majority of the public shares voted at the special meeting of shareholders called for the purpose of approving our initial acquisition transaction are voted in favor of the acquisition transaction and public shareholders owning less than 75.0% of the shares sold in our initial public offering exercise their redemption rights. The redemption threshold was set at 75.0% so that we would have more than $5,000,000 in shareholder’s equity following our initial public offering, which means we are not required to comply with Rule 419 of the Securities Act.

•	Pre-Acquisition Transaction Tender Offer: At the discretion of our management and if a shareholder vote is not required by Delaware law, we may structure the acquisition transaction as an acquisition that does not require shareholder approval. Prior to the consummation of such an acquisition transaction, we would initiate a tender offer by filing tender offer documents with the SEC in accordance with Rule 13e-4 and Regulation 14E of the Exchange Act. The tender offer would be for all outstanding callable Series A Shares at a price equal to a pro rata share of the trust account. The tender offer documents would include information similar to that which would be required in connection with a proxy statement compliant with U.S. securities regulations regarding the solicitation of shareholder votes to approve an acquisition transaction, and the closing of the acquisition transaction would be cross-conditioned with the closing of the tender offer. Our initial shareholders have agreed to not tender any shares they own in such tender offer. We would proceed with an acquisition transaction only if public shareholders owning less than 75.0% of the public shares exercise their redemption rights. The redemption threshold was set at 75.0% so that we would have more than $5,000,000 in shareholder’s equity following our initial public offering, which means we are not required to comply with Rule 419 of the Securities Act.

•	Post-Acquisition Tender Offer: At the discretion of our management and if a shareholder vote is not required by Delaware law, we may structure the acquisition transaction as an acquisition transaction that does not require shareholder approval and that would only require us to engage in a tender offer post-transaction. Prior to the consummation of such an acquisition transaction, we will file a Current Report on Form 8-K with the SEC disclosing that we have entered into a definitive acquisition transaction agreement, we intend to consummate the transaction without a shareholder vote or a pre-acquisition transaction tender offer, and that would include disclosure regarding the target and the proposed transaction similar to what would be included in a proxy statement compliant with U.S. securities regulations regarding the solicitation of shareholder votes to approve an acquisition transaction. After such Form 8-K is on file with the SEC, we would close the acquisition transaction upon satisfaction of all closing conditions and within 30 days of the closing, commence a tender offer by filing tender offer documents with the SEC in accordance with Rule 13e-4 and Regulation 14E of the Exchange Act. The tender offer documents would include the same information about the target business as was contained in the Form 8-K discussed above. The release to us of the proceeds from our initial public offering held in the trust account would be conditioned on the closing of the tender offer. In connection with the post-acquisition tender offer, public shareholders would be subject to a redemption threshold of 75.0%, whereby public shareholders holding less than 75.0% of the public shares exercise their redemption rights. The redemption threshold was set at 75.0% so that we would have more than $5,000,000 in shareholder’s equity following our initial public offering, which means we are not required to comply with Rule 419 of the Securities Act. As provided in our Amended and Restated Certificate of Incorporation, we may not proceed with an acquisition transaction in contemplation of a post-acquisition tender offer if holders of 75.0% or more of the shares sold in our initial public offering may participate in such post-acquisition tender offer. If we structure the acquisition transaction in this manner, then depending on the amount of money our target business requires us to retain in the trust account after shareholders have been given the right to redeem and to ensure that we maintain the 75.0% redemption threshold, we must, after the Current Report on Form 8-K is filed with the SEC, seek that certain shareholders (holders of 5% or more of the public shares who are also accredited investors) elect to convert all of their callable Series A Shares into Series C Shares immediately prior to consummation of the acquisition transaction, with any remaining callable Series A Shares automatically converting to callable Series B Shares on a one-for-one basis immediately following consummation of the acquisition transaction. Regardless of the requirements of our target business, in no event would we be able to seek conversions of less than the amount necessary to maintain the 75.0% threshold. The automatic conversion of the callable Series A Shares to callable Series B Shares is necessary to avoid the possibility that the shareholders who elect to convert their callable Series A Shares to Series C Shares be deemed to be participating in the post-acquisition tender offer and to have received different (i.e. Series C Shares versus cash equal to a pro rata portion of the trust account) consideration for shares tendered in the offering. We would seek out such shareholders immediately prior to the consummation of the acquisition transaction. The exchange ratio of callable Series A Shares for Series C Shares may be on a one-for-one basis, or at other exchange ratios to be negotiated with the individual shareholders, which means that such shareholders may receive a proportionally greater number of shares than other shareholders would receive in the post-acquisition company. Such opportunity to convert would only be available to these certain shareholders, and not to our other public shareholders. The post-acquisition tender offer would be for all outstanding callable Series B Shares at a price equal to a pro rata share of the trust account (which pro-rata share would be based on the total number of shares issued in our initial public offering). Holders of callable Series A Shares who elect to convert their shares into Series C Shares prior to consummation of the acquisition transaction would not be entitled to participate in the issuer tender offer, while holders of callable Series A Shares that have their shares automatically converted to callable Series B Shares would be entitled to participate in the issuer tender offer. If we fail to commence the issuer tender offer within 30 days after consummation of the acquisition transaction, or if we fail to complete the issuer tender offer within 6 months of consummation of the acquisition transaction (but in no event more than 21 months from the consummation of our initial public offering), then within 5 business days thereafter, we will automatically liquidate the trust account and release to our public shareholders, except for holders of Series C Shares, a pro rata portion of the trust account. The holders of Series C Shares and public warrant holders will continue to hold their securities in us. If we are unable to obtain sufficient conversions to Series C Shares to ensure that we maintain the 75.0% threshold, we will not be able to consummate the acquisition transaction.

•	Post-Acquisition Automatic Trust Liquidation: At the discretion of our management and if a shareholder vote is not required by Delaware law, we may structure the acquisition transaction as an acquisition transaction that does not require shareholder approval and that would only require us to engage in an automatic liquidation of our trust account. This gives us the ability to terminate shareholders’ rights without the consent of shareholders by simply liquidating the trust after an acquisition transaction and, in such event, shareholders will not have the ability to retain their ownership in the company after an acquisition transaction. In addition, if we fail to commence a post-acquisition tender offer within 30 days of consummation of the acquisition transaction, or if we fail to complete the issuer tender offer within 6 months of consummation of the acquisition transaction (but in no event more than 21 months from the consummation of our initial public offering), then we will be required to engage in an automatic liquidation of our trust account. We will follow that same procedures as with a post-acquisition tender offer through closing of the acquisition transaction in connection with a post-acquisition automatic trust liquidation. Such procedures include filing a Current Report on Form 8-K with the SEC disclosing that we have entered into a definitive acquisition transaction agreement, we intend to consummate the transaction without a shareholder vote or a pre-acquisition transaction tender offer, and that would include disclosure regarding the target and the proposed transaction similar to what would be included in a proxy statement compliant with U.S. securities regulations regarding the solicitation of shareholder votes to approve an acquisition transaction, but would not include commencing a tender offer by filing tender offer documents with the SEC in accordance with Rule 13e-4 and Regulation 14E of the Exchange Act.

Within 30 days following closing of the acquisition transaction, we will automatically liquidate the trust account and release to our public shareholders, except for holders of Series C Shares, a pro rata portion of the trust account in exchange for all callable Series B Shares. The holders of Series C Shares and public warrant holders will continue to hold their securities in us.

As in the case of a post-acquisition tender offer, the redemption of shareholders pursuant to a post-acquisition automatic trust liquidation will be subject to a redemption threshold of 75.0%. As provided in our Amended and Restated Certificate of Incorporation, we may not proceed with an acquisition transaction in contemplation of a post-acquisition automatic trust liquidation if holders of 75.0% or more of the shares sold in our initial public offering may participate in such liquidation. Accordingly, we must seek that certain shareholders elect to convert all of their callable Series A Shares into Series C Shares immediately prior to consummation of the acquisition transaction in the same manner as pursuant to a post-acquisition tender offer described above. If we are unable to obtain sufficient conversions to Series C Shares to ensure that we maintain the 75.0% threshold, we will not be able to consummate the acquisition transaction. Upon completion of a post-acquisition automatic trust liquidation we will not receive any additional proceeds from the trust account.

If we complete a post-acquisition automatic trust liquidation, an investment in our callable Series A Shares in our initial public offering or the aftermarket (or callable Series B Shares after the automatic conversion of the callable Series A Shares) would result solely in a return equal to the pro rata portion of the trust account without interest for up to 18 months (plus the time it takes to complete the post-acquisition automatic trust liquidation, which we anticipate will be less than 40 days) or up to 21 months (if we elect to commence a post-acquisition tender offer) without the ability to choose to keep your shares in the combined company. While the holders of callable Series B Shares will automatically have their shares converted into the right to receive a pro-rata portion of a trust account, the holders of Series C Shares and public warrant holders will continue to hold those securities. Upon such automatic conversion, holders of callable Series B Shares will cease to have any rights as shareholders of our company, other than the right to receive a pro rata portion of the trust account, without interest accruing thereon.

The redemption rights described above are only available to holders of callable Series A Shares or callable Series B Shares, as the case may be. If we are required to offer redemption rights to all holders of our common stock, our founders have agreed to not tender their securities in such tender offer.

Unlike other similarly structured companies, if we decide to engage in a post-acquisition tender offer or post-acquisition automatic trust liquidation, funds will remain in trust after the consummation of an acquisition transaction for up to a six month period after the closing of the acquisition transaction and, in such event, the funds held in trust may be subject to the claims of the creditors of the target business for such six month period. Accordingly, the proceeds held in the trust account may be subject to claims that would take priority over the claims of our public shareholders and, as a result, the per share trust account liquidation price could be less than $10.30 per share due to the claims of such creditors.

In the past, many blank check companies have had redemption thresholds of between 20% and 40%, which makes it more difficult for such companies to consummate their initial acquisition transaction. Because we permit a larger number of shareholders to exercise their redemption rights it will be easier for us to consummate an initial acquisition transaction with a target business in the face of strong shareholder dissent.

We elected to permit redemptions in these different fashions so that we would have more flexibility in structuring a successful acquisition transaction than similarly structured blank check companies. The way we structure our transaction will be determined by circumstances at the time and the requirements of our target business, so we cannot provide any definitive guidance on which structure we will use, other than that we will use the structure that we believe will allow us to complete a successful acquisition. However, for example we expect that:

•	If the structure we choose to employ in an acquisition transaction requires a shareholder vote, we would permit redemptions in connection with that vote;

•	If the target business wanted to complete the transaction quickly, we would try to structure the transaction to make use of a post-acquisition tender offer;

•	If the target business wanted to know exactly how much money would remain in trust prior to closing, we would try to structure the transaction as a pre-acquisition tender offer; or

•	If the target business did not need the funds being held in the trust account and/or wanted to reduce the number of shareholders of the combined company, we may structure the transaction as a post-acquisition automatic trust liquidation.

Similarly, if we structure the acquisition transaction to require a post-acquisition tender offer or post-acquisition automatic trust liquidation and we elect to seek that certain shareholders convert all of their callable Series A Shares into Series C Shares, then the methodology of how we will approach such holders will be determined by circumstances at the time and the requirements of our target business. However, we expect that:

•	If we do not have a specific threshold requirement to complete the acquisition transaction, but are required to retain as much of the trust fund as possible, we would approach all eligible shareholders and attempt to negotiate a conversion with each of them;

•	If we have a specific threshold amount that we need to achieve to complete the acquisition transaction that will require multiple shareholders to convert in order to be achieved, we may approach all eligible shareholders initially and enter into conversion agreements with shareholders until we have negotiated the required number of conversions; or

•	If we have a specific threshold amount that we need to achieve to complete the acquisition transaction that will require only one eligible shareholder to convert in order to be achieved, we may approach the shareholder with the sufficient number of callable Series A Shares closest to such threshold and attempt to negotiate a conversion with such shareholder.

We may be required to obtain shareholder approval in connection with an acquisition transaction if, for example, we are the entity participating in a merger, or if we are required to amend our Amended and Restated Certificate of Incorporation in connection with an acquisition transaction.

The right of redemption is valid only when a shareholder properly exercises such redemption rights. Public shareholders who redeem their shares for a pro rata share of the trust account will be paid their redemption price as promptly as practicable upon consummation of an acquisition transaction, and will continue to have the right to exercise any warrants they own. Our founders will not have any redemption rights with respect to the founders’ shares or with respect to any of the shares sold in our initial public offering or any of the shares that they may acquire in the secondary market. This redemption could have the effect of reducing the amount distributed to us from the trust account by up to approximately $15,150,000, assuming redemption of the maximum of 75.0% of the eligible common stock.

Unlike many other blank check companies, we are not required to have a shareholder vote to approve our initial acquisition transaction, unless the nature of the acquisition transaction would require shareholder approval under applicable Delaware law. Accordingly, we will have a high degree of flexibility in structuring and consummating our initial acquisition transaction, and currently intend to structure our initial acquisition transaction so that a shareholder vote is not required. Notwithstanding, our Amended and Restated Certificate of Incorporation provides that public shareholders will be entitled to cause us to redeem their callable Series A Shares for cash equal to the pro rata share of the trust account (initially approximately $10.30 per share) in connection with our initial acquisition transaction regardless of how it is structured.

If we structure the initial acquisition transaction as an acquisition that requires shareholder approval, or our management decides to seek shareholder approval of the acquisition transaction, we would be subject to the proxy rules promulgated under the Exchange Act, and as a result would prepare a proxy statement containing information in relation to the shareholder vote to approve an acquisition transaction for distribution to our shareholders, which will be sent to our shareholders not more than sixty days nor less than ten days prior to the date of the shareholder vote. Public shareholders voting against a proposed acquisition transaction will be entitled to redeem their callable Series A Shares for a pro rata share of the trust account, initially approximately $10.30 per share. In addition, any public shareholder will have the right to vote for the proposed acquisition transaction and demand that such shareholder’s callable Series A Shares be redeemed for a pro rata share of the trust account in connection with our initial acquisition transaction. This redemption right is only available to our public shareholders and our initial shareholders have agreed not to seek redemption of any shares owned by them, directly or indirectly, whether purchased by them in our initial public offering or in the aftermarket. In connection with a vote required for any initial acquisition transaction, all of our initial shareholders, including all of our officers and directors, have agreed to vote all of the founders’ shares in the same manner as a majority of the public shareholders who vote at the special or annual meeting called for such purpose, and have agreed to vote all of the common stock acquired in our initial public offering or in the aftermarket, including any common stock underlying the units, in favor of such proposed acquisition transaction.

We will proceed with an acquisition transaction only if a majority of the public shares voted at the special meeting of shareholders called for the purpose of approving our initial acquisition transaction are voted in favor of the acquisition transaction and public shareholders owning less than 75.0% of the shares sold in our initial public offering exercise their redemption rights. The redemption threshold was set at 75.0% so that we would have more than $5,000,000 in shareholder’s equity following our initial public offering, which means we are not required to comply with Rule 419 of the Securities Act.

A potential target may make it a closing condition to our acquisition transaction that we have a certain amount of cash in excess of the minimum amount we are required to have pursuant to our organizational documents available at the time of closing. If so, we will effectively be required to adjust the redemption threshold to reduce the number of shares that can be redeemed (thereby reducing the 75.0% threshold) in connection with such acquisition transaction or obtain an alternative source of funding. If the number of our shareholders electing to exercise their redemption rights has the effect of reducing the amount of money available to us to consummate an acquisition transaction below such minimum amount and we are not able to locate an alternative source of funding, we will not be able to consummate such acquisition transaction and we may not be able to locate another suitable target within the applicable time period, if at all. In this event, we would disclose the revised redemption threshold in the registration statement or proxy materials or tender offer materials we will prepare in connection with the acquisition transaction. As a result, public shareholders may have to wait for longer than 18 months in order to be able to receive a pro rata portion of the trust account in connection with our dissolution and liquidation. See “Item 1A. Risk Factors — Even though we have a redemption threshold of 75.0%, we may be unable to consummate an acquisition transaction if a target business requires that we have cash in excess of the minimum amount we are required to have at closing, and public shareholders may have to remain shareholders of our company and wait until our liquidation to receive a pro rata share of the trust account or attempt to sell their shares in the open market.”

We may require public shareholders exercising redemption rights in connection with a proposed acquisition transaction who wish to exercise their redemption rights to tender their certificates to our transfer agent or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System no later than the business day immediately preceding the consummation or our initial acquisition transaction. There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge the tendering broker approximately $35 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. We will not require shareholders that hold shares electronically to convert their shares into physical certificates prior to tendering them. We may require these certification and delivery requirements in connection with an acquisition transaction because shareholders of blank check companies who elect to redeem their shares sometimes fail to deliver their share certificates following an acquisition transaction, or change their minds about their intention to redeem, and thereby effectively revoke their redemption election, resulting in an administrative burden for the company and uncertainty relating to its capital structure. We will determine whether to implement these certification requirements at the time of the distribution of the registration statement or proxy materials or tender offer materials to our shareholders in connection with the acquisition transaction based on our assessment of the likelihood and degree to which redeeming shareholders may fail to deliver their certificates given the then current market conditions.

The registration statement or proxy materials or tender offer materials that we will furnish to shareholders in connection with a proposed acquisition transaction will indicate whether we are requiring shareholders to satisfy such certification and delivery requirements. Accordingly, a shareholder would have from the time we send out our proxy statement or tender offer materials up until the business day immediately preceding the vote on the proposed acquisition transaction or the date of the closing of the tender offer to deliver his shares if he wishes to seek to exercise his redemption rights. This time period varies depending on the specific facts of each transaction. However, our bylaws require that we provide not less than 10 days prior notice of the shareholders meeting, and the SEC rules and regulations governing issuer tender offers require that the offer be open for at least 20 business days. Because the delivery process is within the shareholder’s control and, whether or not he is a record holder or his shares are held in “street name,” can be accomplished by the shareholder in a matter of hours simply by contacting the transfer agent or his broker and requesting delivery of his shares through the DWAC System, we believe this time period is sufficient for investors generally. Notwithstanding the foregoing, because we do not have any control over the process, it may take significantly longer than we anticipated and investors may not be able to seek redemption in time.

Any request for redemption, once made, may be withdrawn at any time prior to the business day prior to consummation of our initial acquisition transaction, unless the registration statement or proxy materials or tender offer materials specify a different date. Furthermore, if a shareholder delivers his certificate for redemption and subsequently withdraws his request for redemption, he may simply request that the transfer agent return his certificate (physically or electronically).

Dissolution and liquidation if no acquisition transaction

We will have until May 14, 2013, or 18 months following the consummation of our initial public offering, to consummate our initial acquisition transaction. Pursuant to our Amended and Restated Certificate of Incorporation and Bylaws and applicable provisions of Delaware law, if we do not consummate our initial acquisition transaction within such 18 month period, we will dissolve as promptly as practicable and liquidate the trust account and release only to our public shareholders a pro rata share of the trust account, including the deferred underwriting discounts and commission and accrued but undistributed interest, net of (i) taxes payable, (ii) interest income earned on the trust account not previously released to us (initially approximately $10.30 per share) and (iii) a pro rata share of the trust account may be released to us for each callable Series A Share converted to a Series C Share upon completion of an acquisition transaction and any remaining net assets. If we have not completed an initial acquisition transaction by such date, our corporate existence will cease except for the purposes of winding up our affairs and liquidating, pursuant to Section 278 of the Delaware General Corporation Law. This has the same effect as if our board of directors and shareholders had formally voted to approve our dissolution pursuant to Section 275 of the Delaware General Corporation Law. Accordingly, limiting our corporate existence to a specified date as permitted by Section 102(b)(5) of the Delaware General Corporation Law removes the necessity to comply with the formal procedures set forth in Section 275 (which would have required our board of directors and stockholders to formally vote to approve our dissolution and liquidation and to have filed a certificate of dissolution with the Delaware Secretary of State). If we elect to effect a post-acquisition tender offer or post-acquisition automatic trust liquidation and complete an acquisition transaction prior to such time period, but have not completed a post-acquisition tender offer or post-acquisition automatic trust liquidation within such period, we will not be required to liquidate and wind up our affairs; however, the release of the funds to us in the case of a post-acquisition tender offer will be conditioned upon completion of such tender offer. Our founders have agreed with respect to the founders’ shares to waive their rights to participate in any distribution from the trust account, but not with respect to any units, callable Series A Shares or callable Series B Shares they acquire in our initial public offering or in the aftermarket. There will be no distribution from the trust account with respect to our warrants, and all rights of our warrants will terminate if we fail to consummate our initial acquisition transaction by May 14, 2013.

Under the Delaware General Corporation Law, shareholders may be held liable for claims by third parties against a corporation to the extent of distributions received by those shareholders upon liquidation. However, if the corporation complies with certain procedures intended to ensure that it makes reasonable provision for all claims against it, the liability of shareholders with respect to any claim against the corporation is limited to the lesser of such shareholder’s pro rata share of the claim or the amount distributed to the shareholder. In addition, if the corporation undertakes additional specified procedures, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidation distributions are made to shareholders, any liability of shareholders would be barred with respect to any claim on which an action, suit or proceeding is not brought by the third anniversary of the dissolution (or such longer period directed by the Delaware Court of Chancery). While we intend to adopt a plan of distribution making reasonable provision for claims against us in compliance with the Delaware General Corporation Law, we do not intend to comply with these additional procedures, as we instead intend to distribute the balance in the trust account to our public shareholders as promptly as practicable following termination of our corporate existence. Accordingly, any liability our shareholders may have could extend beyond the third anniversary of our termination. We believe this approach balances the interest of our shareholders being protected from third party claims with their interest in receiving liquidation proceeds promptly after our dissolution, and that this approach is consistent with that taken by other Delaware blank check companies. We cannot assure you that any reserves for claims and liabilities that we believe to be reasonably adequate when we adopt our plan of distribution will suffice. If such reserves are insufficient, shareholders who receive liquidation distributions may subsequently be held liable for claims by our creditors to the extent of such distributions.

Prior to consummation of our initial acquisition transaction, we will seek to have all prospective target businesses we enter into agreements with and all vendors and service providers that we contract with to provide services to us, which we collectively refer to as the contracted parties, execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders. However, there is no guarantee that we will be able to get waivers from all the contracted parties, and there is no guarantee that even if the contracted parties executed such agreements with us that such waivers will be enforceable to prevent the contracted parties from bringing claims against the trust account. Mr. Yaron Eitan, our President, Chief Executive Officer and director, by agreement, will indemnify us for all claims of contracted parties should we fail to obtain valid and enforceable waivers from such parties. We have questioned Mr. Eitan on his financial net worth and reviewed his financial information and believe he will be able to satisfy any indemnification obligations that may arise up to $3.0 million (an amount we believe will be sufficient to satisfy any potential indemnification obligations), although there can be no assurance of this. However, for example, Mr. Eitan is the direct and indirect beneficial owner of not less than 645,000 shares of Cyalume Technologies Holdings, Inc., which shares are quoted on the OTC Bulletin Board and had a closing sale price of $2.11 per share on October 7, 2011, for an aggregate value of approximately $1.36 million. In addition, Mr. Eitan has provided us with documentation indicating that he has capital accounts in private investments equal to not less than $770,000, which we believe have a value in excess of that amount, and real estate holdings with unencumbered value in excess of $650,000 based on a recent valuation, which holdings may not be liquid. Mr. Eitan is under no obligation to us to preserve his assets or provide us with information regarding changes in his ability to satisfy these obligations. Notwithstanding the foregoing, if we become aware of a material change in Mr. Eitan’s ability to satisfy such obligations, we will make such information public by filing a Current Report on Form 8-K. Our board of directors has a fiduciary obligation to our shareholders to bring a claim against Mr. Eitan to enforce his indemnification obligations.

If we are unable to consummate an acquisition transaction within the allotted time, our founders have agreed with respect to the founders’ shares to waive their rights to participate in any trust account liquidation distribution, but not with respect to any public shares they acquire in our initial public offering or in the aftermarket. There will be no distribution from the trust account with respect to our warrants.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the funds held in our trust account will be subject to applicable bankruptcy law and may be included in our bankruptcy estate and subject to claims of third parties with priority over the claims of our public shareholders. To the extent bankruptcy claims deplete the trust account, we cannot assure you we will be able to distribute to our public shareholders the liquidation amounts due them.

Facilities

We currently maintain our executive offices in an approximately 500 sq. foot suite at 74 Grand Avenue, 2nd Floor, Englewood, NJ 07631. We pay $5,000 per month to Selway Capital LLC for this office space, administrative services and secretarial support for a period commencing on November 7, 2011 and ending on the earlier of our distribution or liquidation of the trust account or May 7, 2012. Selway Capital LLC has agreed to continue to provide office space, administrative services and secretarial support without further payment until our distribution or liquidation of the trust account if we have not completed an acquisition transaction and distributed or liquidated the trust account prior to the end of such 6 month period. We consider our current office space adequate for our current operations. Selway Capital LLC is an affiliate of certain of our officers and directors, namely Messrs. Eitan and Gonzalez. We believe, based on rents and fees for similar services in New Jersey, that the fees that will be charged by Selway Capital LLC are at least as favorable as we could have obtained from unaffiliated persons.

Employees

As of December 31, 2011, we have four officers and no employees. These individuals are not obligated to devote any specific number of hours to our business and intend to devote only as much time as they deem necessary to our business. We intend to hire consultants in order to assist us in the search, due diligence for and consummation of an acquisition transaction.

ITEM 1A.       RISK FACTORS

As a smaller reporting company we are not required to make disclosures under this Item.

ITEM 1B.        UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.           PROPERTIES

We do not own any real estate or other physical properties materially important to our operations. Our principal executive offices are located at 74 Grand Avenue, 2nd Floor, Englewood, NJ. We pay $5,000 per month to Selway Capital LLC, an affiliate of Yaron Eitan, our Chief Executive Officer and a director, and Edmundo Gonzalez, our Chief Financial Officer and a director,  for this office space, administrative services and secretarial support. We consider our current office space adequate for our current operations.

ITEM 3.           LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4.           MINE SAFETY DISCLOSURES

Not Applicable.

part II

ITEM 5.           MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our callable Series A Shares and warrants are each quoted on the OTC Bulletin Board under the symbols SWCA and SWCAW, respectively. The units commenced trading on November 8, 2011 and the callable Series A Shares and warrants underlying the units commenced separate trading on a voluntary basis on December 16, 2011. Units not separated are quoted on the OTC Bulletin Board under the symbol SWCAU.

The table below sets forth the high and low bid quotations of our callable Series A Shares, warrants, and units as reported on the OTC Bulletin Board for the period from December 16, 2011 (the date on which our callable Series A Shares and warrants were first quoted on the OTC Bulletin Board) through December 31, 2011 and for the period from November 8, 2011 (the date on which our units were first quoted on the OTC Bulletin Board) through December 31, 2011. Such over the counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Callable Series A Shares		Warrants		Units
Period Ended	High	Low	High	Low	High	Low
December 31, 2011	$9.95	$9.25	$0.75	$0.10	$10.00	$9.90

Holders of Record

At March 1, 2012, there were 2,500,000 shares of our common stock outstanding, consisting of 2,000,000 callable Series A Shares held by 1 shareholder of record and 500,000 Series C Shares held by 1 shareholder of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of an initial acquisition transaction. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of an initial acquisition transaction. The payment of any dividends subsequent to an initial acquisition transaction will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

On February 23, 2011, our founders acquired an aggregate of 575,000 Series C Shares for an aggregate purchase price of $25,000 (75,000 of which shares were redeemed by us for no consideration on December 20, 2011). The foregoing reflects a 1 for 1.090909 reverse split of our common stock that took place on October 24, 2011 and a 1 for 1.375 reverse split of our common stock that took place on November 3, 2011. Such shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act, as they were sold to our officers and directors or their affiliates, each of whom was involved in our formation. No underwriting discounts or commissions were paid with respect to such securities.

On November 14, 2011, immediately prior to the consummation of our initial public offering, Selway Capital Holdings, LLC purchased 2,333,333 warrants for an aggregate purchase price of approximately $1,750,000, or $0.75 per warrant. Each warrant entitles its holder to purchase one share for a price of $7.50, and is exercisable commencing on the later of (i) one (1) year after the date that this registration statement is declared effective by the SEC, and (ii) the consummation of our initial acquisition transaction, and ending November 7, 2016. The securities were sold in reliance on the exemption from registration contained in Section 4(2) of the Securities Act since they were sold to our officers and directors or their affiliates, and to the underwriters in our initial public offering. No underwriting discounts or commissions were paid with respect to such securities.

Concurrently with the closing of our initial public offering, we sold to Aegis Capital Corp., the representative of the underwriters of this offering, for $100, as additional compensation, an option to purchase up to a total of 100,000 units at $12.50 per unit. The underwriters’ option is exercisable at any time, in whole or in part, commencing on the later of the consolidation of each series of our common stock into one class of common stock after consummation of an acquisition transaction, post-acquisition tender offer or post-acquisition automatic trust liquidation, as the case may be, or one year from the date of this registration statement and expiring on November 7, 2016. The units issuable upon exercise of this option are identical to those sold in our initial public offering.

Use of Proceeds

On November 14, 2011, we completed our initial public offering of 2,000,000 units. Each unit issued in the initial public offering consists of one callable Series A Share and one redeemable warrant to purchase one share of common stock at $7.50 per share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $20,000,000. Aegis Capital Corp. acted as lead underwriter. The securities sold in our initial public offering were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-172714). The Securities and Exchange Commission declared the registration statement effective on November 7, 2011, the date on which the offering commenced.

Immediately prior to the consummation of the initial public offering, our sponsor, Selway Capital Holdings LLC, purchased 2,333,333 warrants for a total purchase price of approximately $1,750,000, or $0.75 per warrant, from us. The warrant purchase was funded with $1,589,500 of cash and with $160,500 of payment-in-kind of loans to us, which had been issued by the sponsor to fund operations prior to the initial public offering.

We incurred a total of $900,000 in underwriting discounts and commissions in connection with the initial public offering, of which $400,000 has been placed in the trust account. Such portion of the underwriter’s compensation will only be paid to the underwriters in the event that we consummate an initial acquisition transaction. The total expenses in connection with the sale of our units in the initial public offering were $1,525,909. No expenses of the offering were paid to any of our directors or officers or any of their respective affiliates. All the funds held in the trust account have been invested in either Treasury Bills or Money Market Accounts.

After deducting the underwriting discounts and commissions and other offering expenses, the total net proceeds to us from the initial public offering were $18,474,091. Additionally, net proceeds from the sale of private placement warrants totaled approximately $1,750,000. Aggregate net proceeds from the sale of warrants and units totaled $20,224,091, of which approximately $20,600,000 (or $10.30 per unit sold in the offering) was deposited into a trust account for the benefit of our public shareholders. This amount includes $400,000 of deferred underwriting fees, which will be paid to the underwriters if we consummate an initial acquisition transaction. Remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective acquisition transactions and continuing general and administrative expenses.

Upon the closing of the initial public offering, $124,091 was available to us for working capital purposes. We believe the $124,091 of proceeds of the initial public offering initially available to us outside of the trust account, together with the interest income on the balance of the trust account (any amounts in the trust account in excess of $10.30 per public share) to be released to us from time to time for working capital requirements, will be sufficient to allow us to operate for at least until May 14, 2013, assuming an initial acquisition transaction is not completed during that time. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds were required to consummate an initial acquisition transaction. Such debt securities may include a working capital revolving debt facility or a longer term debt facility. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of an initial acquisition transaction.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.         SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to make disclosures under this Item.

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company incorporated in Delaware on January 12, 2011 for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets that we have not yet identified. We have neither engaged in any operations nor generated any income to date, other than activities relating to seeking a business to acquire following our initial public offering, or the IPO. Although we are not limited to a particular geographic region or industry, we intend to focus on operating businesses in the United States.

On November 14, 2011 we closed the IPO of 2,000,000 units at a price of $10.00 per unit. Immediately prior to the closing of the IPO, we sold 2,333,333 warrants to our sponsor for $0.75 per warrant. We have deposited $20,600,000 (including $400,000 of deferred underwriting commissions) from the IPO and private placement of warrants, net of fees and offering expenses, in a trust account for the benefit our public shareholders. We believe that we have sufficient funds available to complete our efforts to effect an initial acquisition transaction with an operating business by May 14, 2013 (the date on which we must commence liquidation if we have not completed an initial acquisition transaction).

Results of Operations

At December 31, 2011 we had cash of $156,483. Our entire activity from January 12, 2011 (inception) through December 31, 2011, were related to preparing for the IPO or beginning our efforts to identify a prospective target business. From inception until December 31, 2011, we had a net loss of $115,564, which is attributable to formation costs of our company, franchise tax expenses, accounting fees not recorded as offering expenses, expenses related to seeking a target business and the fee payable to Selway Capital LLC for office space and administrative services net of interest income from the trust account. We will not have any revenues until we complete an initial acquisition transaction.

Liquidity and Capital Resources

On November 14, 2011 we closed our IPO of 2,000,000 units at a price of $10.00 per unit, with gross proceeds of $20,000,000. Immediately prior to the closing of the IPO, we sold 2,333,333 warrants to our sponsor for $0.75 per warrant, with gross proceeds of approximately $1,750,000. Each unit in the IPO consisted of one share of common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $7.50. Our common stock and warrants started trading separately as of December 16, 2011. We deposited $20,600,000 (including $400,000 of deferred underwriting commissions) from the IPO and private placement of warrants, net of fees and offering expenses, in a trust account for the benefit our public shareholders. We believe that we have sufficient funds available to complete our efforts to effect an initial acquisition transaction with an operating business within the required 18 months from November 14, 2011.

The net proceeds from the sale of our units in the IPO, after deducting certain offering expenses of $1,525,909, including underwriting discounts of $500,000, deferred underwriting discounts of $400,000 and $100,000 to be paid to Loeb & Loeb LLP only if we consummate an initial acquisition transaction, were $18,474,091. Additionally, net proceeds from the sale of private placement warrants totaled approximately $1,750,000. Aggregate net proceeds from the sale of warrants and units totaled $20,224,091. Except for interest that is earned on the funds contained in the trust account that may be released to us to be used as working capital, we will not be able to access the amounts held in the trust until we consummate an initial acquisition transaction. The amounts held outside of the trust account are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

From January 12, 2011 (the date of our inception) through December 31, 2011, we had operating expenses of $115,692.

The net proceeds deposited into the trust fund remain on deposit in the trust account earning interest. As of December 31, 2011, we had approximately $20,600,000 held in the trust account, which includes deferred underwriting fees of $400,000. Additionally, as of December 31, 2011, we have $156,483 outside the trust account to fund our working capital requirements.

We intend to use substantially all of the net proceeds of the IPO to acquire one or more target businesses, and will use a portion of the interest earned on the trust account together with the funds not held in trust to identify and evaluate prospective target businesses, to select one or more target businesses, and to structure, negotiate and consummate an initial acquisition transaction. We do not believe we will need to raise additional funds following the IPO in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds were required to consummate a business transaction. Such debt securities may include a working capital revolving debt facility or a longer term debt facility. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of an initial acquisition transaction.

Commencing on November 14, 2011, we began incurring a fee of $5,000 per month to Selway Capital LLC for office space, administration services and secretarial support. We will cease to incur this fee on May 14, 2012 or upon completion of an initial acquisition transaction. If we have not completed an initial acquisition transaction by May 14, 2012, Selway Capital LLC has agreed to provide such services free of charge until we complete an initial acquisition transaction or are forced to liquidate.

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

Contractual Obligations

At December 31, 2011, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than: (1) a monthly fee of $5,000 for office space and general and administrative services payable to Selway Capital LLC, an affiliate of our sponsor, which will be paid for up to six months starting on the closing date of the IPO, and (2) a payment of $100,000 to Loeb & Loeb LLP, our counsel, which will only be due if we close an initial acquisition transaction, and (3) a payment of $20,000 to Vintage Filings, our financial filing and printing firm, which will only be due if we close an initial acquisition transaction. The full amount potentially owed to Loeb & Loeb LLP and Vintage Filings, has been reflected on our balance sheet.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

Cash and cash equivalents:

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

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

Deferred offering costs:

Deferred offering costs consist principally of legal, accounting, printing, and underwriting fees incurred through the balance sheet date that are related to the IPO and that will be charged to capital upon the receipt of the capital raised.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to make disclosures under this Item.

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and the notes thereto begin on page F-1 of this Annual Report.

ITEM 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2011, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive and financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. As a smaller reporting company, management’s report is not subject to attestation by our registered public accounting firm.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.          OTHER INFORMATION

None.

part III

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of March 29, 2012.

Name	Age	Position
Yaron Eitan	55	President, Chief Executive Officer and Director
Edmundo Gonzalez	39	Chief Financial Officer and Director
Yair Shamir	66	Chairman
Jarret Fass	31	Vice President
Doron Cohen	59	Director
Andrew Intrater	49	Director

Below is a summary of the business experience of each of our executive officers and directors

Yaron Eitan has been our President, Chief Executive Officer and a director since inception. Mr. Eitan was our Chairman from our inception until April 28, 2011. Mr. Eitan has over 25 years of experience acquiring, building and exiting businesses, bringing both financial and operational business expertise to our management team. Mr. Eitan founded Selway Capital LLC, an investment management firm, in March 2009 and serves as managing partner of the firm and since June 2002 has served as partner of SCP Partners, a private equity investment firm with multiple funds under management, specializing in the telecommunications, defense and security, and education industries. Previously, he was the co-founder of Reshef Technologies, a specialty munitions company, from August 1984 to August 1987, the President of Patlex, an industrial and patent enforcement holding company, from October 1987 to February 1989, and founder and CEO of Geotek Communications, a wireless communications company, from March 1989 to May 1998. In 1998, Mr. Eitan founded Selway Partners, a technology-sector holding company. Selway Partners was sold to SCP Partners in 2002, at which time Mr. Eitan became one of the partners of SCP Partners. In April 2007, Mr. Eitan launched Vector Intersect Security Acquisition Corporation, a special purpose acquisition corporation, which acquired Cyalume Technologies Holdings, Inc. in December 2008. Following the acquisition, Mr. Eitan continues to serve as a director of Cyalume. Mr. Eitan served in the Israeli Defense Forces for six years, where he reached the rank of Major. He received his bachelor’s degree in economics from Haifa University and an M.B.A. from the Wharton School of Business at the University of Pennsylvania.

Edmundo Gonzalez has been our Chief Financial Officer and a director since inception. Mr. Gonzalez has worked with Mr. Eitan since 1999. Mr. Gonzalez joined SCP Partners as a principal in 2007, and has worked on dozens of transactions with Mr. Eitan since that time, including investments in portfolio companies, acquisitions, mergers and sales. From May 2004 to September 2007, he served as Vice President of Sales and Marketing for Software Technology, Inc., an educational software company and portfolio company of SCP Partners. From October 1999 to April 2004, he held various positions including Chief Operating Officer at TestU, an online education company, which was sold to Software Technology, Inc. in 2004. Previously, Mr. Gonzalez served as a consultant at PricewaterhouseCoopers Management Consulting (now IBM Business Consulting) from September 1995 to September 1999, where he consulted to Fortune 500 clients in the media, telecom and publishing industries. Mr. Gonzalez graduated with a bachelor’s degree with honors from Harvard University and received an M.B.A. with honors from Columbia Business School.

Yair Shamir has been our Chairman and a member of our Board of Directors since April 28, 2011. Mr. Shamir has served as Chairman and Managing Partner of Catalyst Investments L.P. since August 2000. Since 2009, Mr. Shamir has also served as the Chairman of the Shalem Center, a research and educational institute dedicated to developing and transmitting ideas in the areas most crucial to the intellectual and public life of the Jewish people, and as the Chairman of Gvahim, a non-profit and public sector entity, which assists qualified “olim” from around the world in realizing their professional aspirations in Israel and provides them with a strong social anchor for a successful Alyah. From 2005 to 2007, Mr. Shamir was the Chairman of Shamir Optical Industry Ltd. (NASDAQ: SHMR). From 2004 to 2005, Mr. Shamir served as the Chairman of El Al, Israeli Airlines, and led the privatization process of the firm. From 1997 to 2010, Mr. Shamir also served as the CEO and Chairman of VCON Telecommunications Ltd., a developer and manufacture of networked video over internet protocol solutions. From July 2005 to July 2011, he served as Chairman of Israel Aerospace Industries. Prior to 1997, Mr. Shamir served in various positions, including as Executive Vice President of the Challenge Fund – ETGAR L.P., an investment firm in Israel, as Chief Executive Officer of Elite Food Industries, Ltd., a multinational group of good products companies, and as Executive Vice President and General Manager of Scitex (ISRAEL) Corporation, a supplier of computer graphics systems. Mr. Shamir served in the Israeli Air Force as a pilot and commander from 1963 to 1988. During his term in the Air Force, Mr. Shamir attained the rank of colonel and served as head of the electronics department, the highest professional electronics position within the Air Force. Mr. Shamir currently serves as a director of four publicly-traded companies: DSP Group Corporation (NASDAQ: DSPG), Orckit Communications Ltd. (NASDAQ: ORCT), Commtouch Software Ltd. (CTCH) and Cyalume Technologies Holdings, Inc. (CYLU.OB). He is also a director of a few private high-tech companies and on the board of the Technion, Israel Institute of Technology. Mr. Shamir holds a B.Sc. Electronics Engineering from the Technion, Israel Institute of Technology.

Mr. Shamir also served as a member of the Board of Directors of Mercury Interactive, LLC from 1997 to 2005. In September 2008, Mr. Shamir settled a complaint filed by the SEC which alleged that certain independent directors of Mercury (including Mr. Shamir) recklessly approved backdated stock option grants and reviewed and signed public filings that contained materially false and misleading disclosures about its stock option grants and company expenses. Without admitting or denying the allegations in the SEC’s complaint, in order to settle the charges against them, each of the independent directors implicated (including Mr. Shamir) agreed to permanent injunctions against violating certain provisions of the securities laws, paid a financial penalty, and retained the ability to serve as a director or officer of U.S. public companies.

Jarret Fass has been our Vice President since inception. Mr. Fass joined Selway Capital LLC in June 2009. He is responsible for corporate strategy for Cyalume Technologies Holdings, Inc. as well as Selway Capital deal sourcing and execution. Prior to joining Selway Capital, from September 2002 to December 2007, Mr. Fass spent over five years at Bear Stearns in New York, where he most recently was an Associate in the firm’s Corporate Strategy Group focusing on the evaluation of mergers and acquisitions transactions and other ventures for the investment bank. He has an M.B.A. from Columbia Business School and a B.A. from Connecticut College.

Doron Cohen has been a Director since inception. He is the founder and has been a Senior Partner of Doron Cohen & Co. Law Offices since 1985. Mr. Cohen has also been a member of the Executive Committee since November 2001 and was Chairman of the Audit Committee from November 2001 to November 2008 of the Weizmann Institute of Science in Israel. He previously served as a director of Cyalume Technologies Holdings, Inc. (formerly Vector Intersect Security Acquisition Corporation) from August 2007 to June 2011. Mr. Cohen received his LLB from Tel Aviv University.

Andrew Intrater has been a Director since inception. Mr. Intrater has been the Chief Executive Officer of Columbus Nova, a private investment firm, since January 2000. Mr. Intrater has also been a director of Renova Media Enterprises Ltd. since 2007, and previously served as Chairman of the Board of Directors of Moscow Cablecom Corp., a Moscow-based broadband multi-system operator (MSO ), from January 2005 to July 2007 until it was acquired by Renova Media Enterprises Ltd. in July 2007. Each of Renova Media Enterprises Ltd. and Columbus Nova are affiliates of the Renova Group. Renova Group, a large Russian strategic investor, invests in the metallurgical, oil, machine engineering, mining, chemical, construction, housing & utilities and financial sectors. Columbus Nova is the U.S.-based affiliate of the Renova Group of companies. In his role as the Head of Columbus Nova’s private equity effort, Mr. Intrater completed a $51-million equity/debt investment in 2005 for a controlling stake in Moscow Cablecom Corp. Mr. Intrater has been a member of the Boards of Directors of CIFC Corp. (formerly known as Deerfield Capital Corp.) (NASDAQ: DFR) since June 2010, Cyalume Technologies Inc. (OTCBB: CYLU) since September 2009 and Renova Media Enterprises, Ltd. since 2007. From 1992 to 1999, Mr. Intrater served as President and Chief Operating Officer and served on the board of Oryx Technology Corp. (Pink Sheets: ORYX) and its predecessor, Advanced Technology Inc., a leading manufacturer of semi-conductor testing equipment, based in Silicon Valley. While at Oryx, Mr. Intrater led its 1994 IPO and oversaw two strategic acquisitions, including the purchase of Zenith’s power converter division. Mr. Intrater also previously served as a director and chairman of the Audit Committee of HQ Sustainable Maritime Industries, Inc. from June 2007 until he resigned from those positions in April 2011, and as a director of White Energy, Inc., which filed for bankruptcy in 2009, from May 2006 to August 2010. From May 2007 to June 2009, Mr. Intrater was the Chairman and Chief Executive Officer of Columbus Acquisition Corp., a blank check company that, due to the economic turmoil in 2008, was unable to successfully complete an acquisition transaction within the required time frame and dissolved in June 2009. Mr. Intrater received a B.S. from Rutgers University and performed graduate work in Materials Science at Columbia University. Mr. Intrater brings to the Board over 26 years of experience in general management, including business and transaction experience obtained from leadership roles in the technology and asset management sectors, as well as over 17 years of service on the boards of directors of other public companies.

Our directors and officers will play a key role in identifying, evaluating, and selecting target businesses, and structuring, negotiating and consummating our initial acquisition transaction. Except as described below and under “— Conflicts of Interest,” none of these individuals is currently a principal of or affiliated with a public company or blank check company that executed a business plan similar to our business plan. We believe that the skills and experience of these individuals, their collective access to acquisition opportunities and ideas, their contacts, and their transaction expertise should enable them to identify successfully and effect an acquisition transaction, although we cannot assure you that they will, in fact, be able to do so.

Officer and Director Qualifications

Our officers and board of directors are composed of a diverse group of leaders. Many of the current officers or directors have senior leadership experience in both public and private companies. In these positions, they have also gained experience in core management skills, such as strategic and financial planning, public company financial reporting, compliance, risk management, and leadership development. Most of our officers and directors also have experience serving on boards of directors and board committees of other public companies and private companies, and have an understanding of corporate governance practices and trends, which provides an understanding of different business processes, challenges, and strategies. Further, our officers and directors also have other experience that makes them valuable, such as prior experience with blank check companies, managing and investing assets or facilitating the consummation of business combinations.

We, along with our officers and directors, believe that the above-mentioned attributes, along with the leadership skills and other experiences of our officers and board members described below, provide us with a diverse range of perspectives and judgment necessary to facilitate our goals of consummating an acquisition transaction.

Yaron Eitan

Mr. Eitan is well-qualified to serve as a member of the Board due to his public company experience, business leadership, operational experience, and experience in prior blank check offerings, such as Vector Intersect Security Acquisition Corporation. We believe Mr. Eitan’s access to contacts and sources, ranging from private and public company contacts, private equity funds and investment bankers will allow us to generate acquisition opportunities and identify suitable acquisition candidates. We believe Mr. Eitan’s broad operational experience and background in negotiating, structuring and consummating private equity transactions including the business combination of Vector Intersect Security Acquisition Corporation, will further our purpose of consummating an acquisition transaction.

Edmundo Gonzalez

Mr. Gonzalez is well-qualified to serve as a member of the Board due to his investment experience, merger and acquisition experience, operational experience and experience in prior blank check offerings, such as Vector Intersect Security Acquisition Corporation. We believe Mr. Gonzalez’s access to contacts and sources, ranging from private and public company contacts, private equity funds and investment bankers will allow us to generate acquisition opportunities and identify suitable acquisition candidates. We believe Mr. Gonzalez’s strategic consulting experience and background in negotiating, structuring and consummating private equity transactions will further our purpose of consummating an acquisition transaction.

Yair Shamir

Mr. Shamir is well-qualified to serve as a member of the Board due to his public company experience, business leadership, operational experience, and investment experience in prior blank check offerings, such as Vector Intersect Security Acquisition Corporation. We believe Mr. Shamir’s access to contacts and sources, ranging from private and public company contacts, private equity funds and investment bankers will allow us to generate acquisition opportunities and identify suitable acquisition candidates. We believe Mr. Shamir’s background in operating large technology enterprises and background in negotiating, structuring and consummating private equity transactions will further our purpose of consummating an acquisition transaction.

Jarret Fass

Mr. Fass is well-qualified to serve as an officer of the company due to his investment, corporate strategy and merger and acquisition experience. We believe Mr. Fass’s access to contacts and sources, ranging from private and public company contacts, private equity funds and investment bankers will allow us to generate acquisition opportunities and identify suitable acquisition candidates. We believe Mr. Fass’s corporate finance experience and background in negotiating, structuring and consummating private equity transactions will further our purpose of consummating an acquisition transaction.

Doron Cohen

Mr. Cohen is well-qualified to serve as a member of the Board due to his experience in advising corporate clients on mergers and acquisitions and capital markets transactions and experience in prior blank check offerings, such as Vector Intersect Security Acquisition Corporation. We believe Mr. Cohen’s access to contacts and sources, ranging from private and public company contacts, private equity funds and investment bankers will allow us to generate acquisition opportunities and identify suitable acquisition candidates. We also consider Mr. Cohen’s background in finance and law to be a significant benefit.

Andrew Intrater

Mr. Intrater is well-qualified to serve as a member of the Board due to his public company experience, private equity investment experience, operational experience, and experience in prior blank check offerings, including Vector Intersect Security Acquisition Corporation and Columbus Acquisition Corporation. We believe Mr. Intrater’s access to contacts and sources, ranging from private and public company contacts, private equity funds and investment bankers will allow us to generate acquisition opportunities and identify suitable acquisition candidates. We believe Mr. Intrater’s experience as an operator of public technology enterprises and background in negotiating, structuring and consummating private equity transactions will further our purpose of consummating an acquisition transaction.

Affiliation with Other Blank Check Companies

Each of our directors has had, or following the consummation of our initial public offering may come to have, fiduciary obligations to other blank check companies. Specifically, in addition to Vector Intersect, to which all of our directors have been affiliated, Mr. Intrater was also previously affiliated with Columbus Acquisition Corporation, a blank check company that liquidated in 2009 in light of economic conditions. Each of our directors may also have fiduciary obligations to those companies on whose board of directors they currently sit or may sit in the future. To the extent that they identify business opportunities that may be suitable for any of these other companies, they may have competing fiduciary obligations. Accordingly, they may not present opportunities to us that otherwise may be attractive to us, unless these other companies and any successors to such entities have declined to accept such opportunities.

Board Committees

The board of directors may create various committees to help govern our corporate affairs and evaluate acquisition candidates. Specifically, we may form an audit committee in connection with our acquisition review and expect to have an “audit committee financial expert” serving on the audit committee.

Code of Ethics

We intend to adopt a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner, except that Selway Capital LLC filed one report with respect to one transaction that was not timely.

ITEM 11.       EXECUTIVE COMPENSATION

Employment Agreements

We have not entered into any employment agreements with our executive officers, and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

None of our directors or officers have received any cash compensation for services rendered to us. On February 23, 2011, our founders, through our sponsor Selway Capital Holdings, LLC, acquired an aggregate of 575,000 Series C Shares for an aggregate purchase price of $25,000 (75,000 of which shares were redeemed by us for no consideration on December 20, 2011). In addition, in a private placement occurring immediately prior to the consummation of our initial public offering, we issued to Selway Capital Holdings, LLC 2,333,333 warrants for aggregate consideration of approximately $1,750,000. We believe that because our officers and directors own such units and warrants, no compensation (other than reimbursement of out-of-pocket expenses) is necessary, and such persons have agreed to serve in their respective role without compensation.

We have agreed to pay to Selway Capital LLC a total of $5,000 per month for office space, administrative services and secretarial support for a period commencing on November 7, 2011 and ending on the earlier of our distribution or liquidation of the trust account and May 7, 2012. Selway Capital LLC has agreed to continue to provide office space, administrative services and secretarial support without further payment until our distribution or liquidation of the trust account if we have not completed an acquisition transaction and distributed or liquidated the trust account prior to the end of such 6 month period. Selway Capital LLC, an affiliate of certain of our officers and directors, namely Messrs. Eitan and Gonzalez. This arrangement was agreed to by Selway Capital LLC for our benefit and is not intended to provide Messrs. Eitan or Gonzalez compensation in lieu of a management fee or other remuneration, because it is anticipated that the expenses to be paid by Selway Capital LLC will approximate the monthly reimbursement. We believe that such fees are at least as favorable as we could have obtained from an unaffiliated third-party.

Other than this $5,000 per month fee, no compensation of any kind, including finder’s and consulting fees, will be paid to our officers or directors or any of their respective affiliates for services rendered prior to or in connection with an acquisition transaction. However, our officers and directors and their respective affiliates will receive reimbursement for any reasonable out-of-pocket expenses incurred by them in connection with identifying, investigating and consummating a potential acquisition transaction with one of more target businesses. There are no limitations on the amount of expenses for which they can seek reimbursement, provided such expenses were incurred for our benefit. There will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. To the extent such out-of-pocket expenses exceed the available proceeds not deposited in the trust account, such out-of-pocket expenses would not be reimbursed by us unless we consummate our initial acquisition transaction.

Although we currently anticipate that some members of our management team will remain with us post acquisition transaction, some or all of our current executive officers and directors may or may not remain with us following our initial acquisition transaction, depending on the type of business acquired and the industry in which the target business operates. After the acquisition transaction, our directors and officers who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to shareholders, to the extent then known, in the prospectus/proxy solicitation or tender offer materials furnished to our shareholders. It is unlikely that the amount of such compensation will be known at the time of an acquisition transaction, as it will be up to the directors of the post-transaction business to determine executive and director compensation. We cannot assure you that our current executive officers and directors will be retained in any significant role, or at all, and have no ability to determine what remuneration, if any, will be paid to them if they are retained following our initial acquisition transaction.

We have not set aside any amount of assets for pension or retirement benefits.

Any compensation to be paid to our chief executive officer and other officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth as of March 1, 2012 the number of shares of our common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our common stock; (ii) each director; (iii) each of the named executive officers in the Summary Compensation Table; and (iv) all directors and executive officers as a group. As of March 1, 2012, we had 2,500,000 shares of common stock issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them. The following table does not include the placement warrants as these warrants are not exercisable within 60 days of March 1, 2012. All shares have identical voting rights.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Shares (2)

Andrew Intrater	500,000(3)	20.0%
Yaron Eitan	500,000(3)	20.0%
Edmundo Gonzalez	500,000(3)	20.0%
Doron Cohen	500,000(3)	20.0%
Jarret Fass	500,000(3)	20.0%
Yair Shamir	500,000(3)	20.0%
All directors and executive officers as a group (6 individuals)	500,000(3)	20.0%
Selway Capital Holdings, LLC	500,000(3)	20.0%

(1)	Unless otherwise noted, the business address for each of our beneficial owners is c/o Selway Capital Acquisition Corporation; 74 Grant Avenue, 2nd floor, Englewood, NJ 07631.

(2)	Based on 2,500,000 shares of common stock outstanding upon consummation of our initial public offering, including 500,000 Series C Shares held by our founders and 2,000,000 callable Series A Shares underlying the units sold in the initial public offering. Does not include (i) shares underlying the redeemable warrants included in the units, and (ii) shares of common stock underlying the placement warrants which will not become exercisable within the next 60 days.

(3)	Represents 500,000 Series C Shares held of record by Selway Capital Holdings LLC. Messrs. Eitan, Gonzalez, Cohen, Fass and Shamir, together with Selway Capital LLC and CN-SCH, LLC, share voting and dispositive power over the founders’ shares owned by Selway Capital Holdings. Selway Capital LLC is controlled by Messrs. Eitan and Gonzalez. The business address of Selway Capital LLC is 74 Grant Avenue, 2nd Floor, Englewood, NJ 07631. CN-SCH, LLC is wholly-owned by Bounty Investments, LLC. Mr. Andrew Intrater is the Chief Executive Officer of each of CN-SCH, LLC and Bounty Investments, LLC. The business address of each of Mr. Intrater, CN-SCH, LLC and Bounty Investments, LLC is 900 Third Avenue, 19th Floor, New York, NY 10022. Mr. Intrater has voting and dispositive power over the founders’ shares attributable to CN-SCH, LLC and Bounty Investments, LLC.

Our founders have agreed with respect to the founders’ shares to waive their rights to participate in any trust account liquidating distribution if we are unable to consummate an acquisition transaction within the allotted time, but not with respect to any public shares they acquired in the initial public offering or in the aftermarket. Prior to an acquisition transaction, any transferee of founders’ shares would be required to likewise waive any right to participate in any trust account liquidating distributions and agree to the transfer restrictions described below.

In connection with a shareholder vote to approve our initial acquisition transaction and/or amend Article Fifth of our Amended and Restated Certificate of Incorporation (the article that contains all of the special provisions applicable to us prior to and in connection with our initial acquisition transaction) prior to consummation of our initial acquisition transaction, our founders have agreed to vote the founders’ shares in the same manner as a majority of the public shareholders who vote at the special or annual meeting called for such purpose. They also do not have redemption rights with regard to the founders’ shares. In addition, each of our founders has agreed that if he, she or it acquires common stock in or following our initial public offering, he, she or it will vote all such acquired shares in favor of any acquisition transaction presented to our shareholders by our board of directors, and will not seek redemption rights with regard to such shares and have agreed not to tender their shares in an issuer tender offer in connection with our initial acquisition transaction.

On November 7, 2011, all of our officers, directors, shareholders and advisors placed the founders’ shares, together with the placement warrants, into an escrow account maintained by American Stock Transfer & Trust Company, LLC, acting as escrow agent pursuant to an escrow agreement. Subject to certain limited exceptions for transfers (as described below), these securities will not be transferable during the escrow period. Half of the founders’ shares will not be released from escrow until 12 months after the consummation of an initial acquisition transaction, and the remaining half of the founders’ shares will not be released from escrow until 24 months after the consummation of an initial acquisition transaction. The placement warrants will not be released from escrow until the consummation of our initial acquisition transaction. The foregoing notwithstanding, if we have completed an acquisition transaction without granting our public shareholders redemption rights in connection with such acquisition transaction, then none of the escrowed securities will be released from escrow until a post-acquisition tender offer or post-acquisition automatic trust liquidation is completed.

Prior to their release from escrow, the securities may be transferred only (i) by gift to an affiliate or a member of the holder’s immediate family (or a member of the immediate family of its officers or directors) or to a trust or other entity, the beneficiary of which is the holder (or one of its officers or directors or a member of their respective immediate families), (ii) by virtue of the laws of descent and distribution upon death of any holder, or (iii) pursuant to a qualified domestic relations order; provided, however, that any such transfers may be implemented only upon the respective transferee’s written agreement to be bound by the terms and conditions of the escrow agreement and the insider letter agreement executed by the transferring holder. The securities held in the escrow account will only be released prior to this date if following an acquisition transaction we consummate a subsequent transaction resulting in all shareholders having a right to exchange their shares for cash or other consideration.

During the escrow period, our founders and any permitted transferees to whom they transfer common stock will retain all other rights of holders of our common stock, including, without limitation, the right to vote their common stock (except that our founders have agreed that they will vote their founders’ shares in the same manner as a majority of the public shareholders with respect to a vote to approve an initial acquisition transaction or any proposal to amend our Amended and Restated Certificate of Incorporation and Bylaws presented to our shareholders by our board of directors) and the right to receive cash dividends, if declared, subject to the terms and conditions of the escrow agreement and the insider letter agreement executed by the founders.

If dividends are declared and payable in common stock, such dividends will also be subject to the escrow arrangement. If we are unable to effect our initial acquisition transaction and liquidate the trust account, our founders have waived the right to receive any portion of the trust account liquidation proceeds with respect to the founders’ shares, but not with respect to any public shares they acquired in our initial public offering or in the aftermarket. Any permitted transferees to whom such securities are transferred will also agree to waive that right.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On February 23, 2011, Selway Capital Holdings, LLC, an affiliate of our founders, acquired an aggregate of 575,000 Series C Shares for an aggregate purchase price of $25,000, in connection with our formation, including 75,000 shares that were redeemed by us for no consideration on December 20, 2011 because the underwriters’ over-allotment option was not exercised. All common share amounts and per common share amounts have been retroactively adjusted, where applicable, to reflect the forfeiture of the overallotment.

Immediately prior to the consummation of our initial public offering, Selway Capital Holdings, LLC purchased 2,333,333 warrants for an aggregate purchase price of approximately $1,750,000, or $0.75 per warrant. The placement warrants were identical to the warrants underlying the units sold in the initial public offering, except: (1) for certain restrictions on transfer; (2) the placement warrants are non-redeemable; and (3) the placement warrants may be exercised during the applicable exercise period, on a for cash or cashless basis, even if there is not an effective registration statement relating to the shares underlying the placement warrants, so long as such warrants are held by the founders, their designees or their affiliates. Such purchasers have also agreed that the placement warrants will not be sold or transferred until after we have completed an acquisition transaction.

The holders of the founders’ shares, as well as the holders of the placement warrants (and underlying securities), are entitled to registration rights pursuant to an agreement to be signed on November 7, 2011. The holders of the majority of these securities are entitled to make up to two demands that we register such securities. The holders of the founders’ shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares are to be released from escrow. The holders of a majority of the placement warrants (or underlying securities) can elect to exercise these registration rights at any time after we consummate an acquisition transaction. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of an initial acquisition transaction. We will bear the expenses incurred in connection with the filing of any such registration statements.

We have agreed to pay to Selway Capital LLC a total of $5,000 per month for up to six months for office space, administrative services and secretarial support for a period commencing on November 7, 2011 and ending on the earlier of our distribution or liquidation of the trust account and May 7, 2012. Selway Capital LLC has agreed to continue to provide office space, administrative services and secretarial support without further payment until our distribution or liquidation of the trust account if we have not completed an acquisition transaction and distributed or liquidated the trust account prior to the end of such 6 month period. Selway Capital LLC is an affiliate of certain of our officers and directors, namely Messrs. Eitan and Gonzalez. This arrangement was agreed to by Selway Capital LLC for our benefit and is not intended to provide Messrs. Eitan and Gonzalez compensation. We believe that such fees are at least as favorable as we could have obtained from an unaffiliated third-party.

On January 12, 2011, Selway Capital LLC lent us $25,000 to pay initial legal expenses related to our initial public offering as well as for formation expenses of Selway Capital Acquisition Corporation. On February 8, 2011, Selway Capital LLC lent us another $25,000 for general working capital. On February 23, 2011, we repaid in full the Selway Capital LLC notes totaling $50,000 and no interest is due.

As of immediately prior to our IPO, Selway Capital Holdings, LLC had loaned us an aggregate of $160,500 to cover expenses related to our initial public offering. The loans were payable without interest on the consummation of the offering. We repaid these loans from the proceeds of our initial public offering not being placed in the trust account.

We will reimburse our officers, directors or any of their respective affiliates for any reasonable out-of-pocket expenses incurred by them in connection with identifying, investigating and consummating a potential acquisition transaction with one of more target businesses. Subject to availability of proceeds not placed in the trust account, there is no limit on the amount of out-of-pocket expenses that could be reimbursed. This formula was a result of a negotiation between us and the underwriters and was meant to help maximize the amount of money in the trust account that would be distributed to the investors if we do not consummate an acquisition transaction within the permitted time. Our board of directors will review and approve all expense reimbursements made to our directors with the interested director or directors abstaining from such review and approval. To the extent such out-of-pocket expenses exceed the available proceeds not deposited in the trust account and those proceeds are properly withdrawn from the trust account, such out-of-pocket expenses would not be reimbursed by us unless we consummate our initial acquisition transaction.

Other than the payment of $5,000 per month for up to 6 months to Selway Capital LLC in connection with office space, administrative services and secretarial support rendered to us and reimbursement of reasonable out-of-pocket expenses to our officers, directors or any of their respective affiliates, no compensation of any kind, including finders’ and consulting fees, will be paid to any of our executive officers and directors or any of their respective affiliates who owned our common stock prior to our initial public offering for services rendered to us prior to or with respect to the acquisition transaction.

We expect that at least some members of our management team will remain with us following the acquisition transaction. After an acquisition transaction, if any member of our management team remains with us, they may be paid consulting, management or other fees from the combined company, with any and all amounts being fully disclosed to shareholders, to the extent then known, in the prospectus/proxy solicitation or tender offer materials to be furnished to our shareholders. It is unlikely that the amount of such compensation will be known at the time of an acquisition transaction, as it will be up to the directors of the post-transaction business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

Director Independence

We are not required to have a majority of independent directors on our board of directors.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

Public Accounting Fees

McGladrey & Pullen, LLP

The following chart sets forth public accounting fees in connection with services rendered by McGladrey & Pullen, LLP from inception to December 31, 2011.

McGladrey & Pullen, LLP
2011
Audit Fees	$121,000
Audit-Related Fees	$-
Tax Fees	$-
All Other Fees	$-

Audit fees were for professional services rendered by McGladrey & Pullen, LLP for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Forms 10-Q, and services that are normally provided by McGladrey & Pullen, LLP in connection with statutory and regulatory filings or engagements for that fiscal year, including in connection with our initial public offering.

McGladrey & Pullen, LLP did not bill any other fees for services rendered to us during the fiscal years ended December 31, 2011 for assurance and related services in connection with the audit or review of our financial statements.

Pre-Approval of Services

Since our audit committee has not yet been formed, the audit committee was not able to pre-approve all of the foregoing services, although any services rendered were approved by our board of directors.

part IV

ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)            The following are filed with this report:

(1)	The financial statements listed on the Financial Statements’ Table of Contents
(2)	Not applicable

(b)           Exhibits

The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington D.C. 20549. Copies of such materials can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates.

Exhibit No.	Description
1.1	Underwriting Agreement
3.1	Certificate of Incorporation (1)
3.2	Bylaws (1)
3.3	Amended and Restated Certificate of Incorporation
3.4	Certificate of Amendment of the Certificate of Incorporation (1)
3.5	Certificate of Amendment of the Certificate of Incorporation (1)
3.6	Certificate of Amendment of the Certificate of Incorporation (1)
4.1	Specimen Unit Certificate (1)
4.2	Specimen Series A Share Certificate (1)
4.3	Specimen Series B Share Certificate (1)
4.4	Specimen Series C Share Certificate (1)
4.5	Specimen Public Redeemable Warrant Certificate (1)
4.6	Specimen Placement Warrant Certificate (1)
4.7	Warrant Agreement
4.8	Form of Unit Purchase Option (1)
10.1	Letter Agreements by and among the Registrant, Aegis Capital Corp. and the Founders
10.2	Investment Management Trust Agreement between American Stock Transfer & Trust Company, LLC and the Registrant
10.3	Securities Escrow Agreement between the Registrant, American Stock Transfer & Trust Company, LLC and the Founders
10.4	Services Agreement between the Registrant and Selway Capital LLC
10.5	Registration Rights Agreement among the Registrant and the Founders
10.6	Placement Warrant Purchase Agreement between the Registrant and Selway Capital Holdings, LLC

31.1	Certification of Principal Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
101	Interactive Data File

 ________________

(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-172714).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELWAY CAPITAL ACQUISITION CORPORATION

Dated: March 29, 2012	By:	/s/ Yaron Eitan
	Name:	Yaron Eitan
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 29, 2012	By:	/s/ Yaron Eitan
	Name:	Yaron Eitan
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Dated: March 29, 2012	By:	/s/ Edmundo Gonzalez
	Name:	Edmundo Gonzalez
	Title:	Chief Financial Officer and Director (Principal Financial and Accounting Officer)

Dated: March 29, 2012	By:	/s/ Yair Shamir
	Name:	Yair Shamir
	Title:	Chairman

Dated: March 29, 2012	By:	/s/ Doron Cohen
	Name:	Doron Cohen
	Title:	Director

Dated: March 29, 2012	By:	/s/ Andrew Intrater
	Name:	Andrew Intrater
	Title:	Director

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement
3.1	Certificate of Incorporation (1)
3.2	Bylaws (1)
3.3	Amended and Restated Certificate of Incorporation
3.4	Certificate of Amendment of the Certificate of Incorporation (1)
3.5	Certificate of Amendment of the Certificate of Incorporation (1)
3.6	Certificate of Amendment of the Certificate of Incorporation (1)
4.1	Specimen Unit Certificate (1)
4.2	Specimen Series A Share Certificate (1)
4.3	Specimen Series B Share Certificate (1)
4.4	Specimen Series C Share Certificate (1)
4.5	Specimen Public Redeemable Warrant Certificate (1)
4.6	Specimen Placement Warrant Certificate (1)
4.7	Warrant Agreement
4.8	Form of Unit Purchase Option (1)
10.1	Letter Agreements by and among the Registrant, Aegis Capital Corp. and the Founders
10.2	Investment Management Trust Agreement between American Stock Transfer & Trust Company, LLC and the Registrant
10.3	Securities Escrow Agreement between the Registrant, American Stock Transfer & Trust Company, LLC and the Founders
10.4	Services Agreement between the Registrant and Selway Capital LLC
10.5	Registration Rights Agreement among the Registrant and the Founders
10.6	Placement Warrant Purchase Agreement between the Registrant and Selway Capital Holdings, LLC
31.1	Certification of Principal Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
101	Interactive Data File

_________________

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-172714).

SELWAY CAPITAL ACQUISITION CORPORATION

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm— McGladrey & Pullen, LLP	F – 1

Balance Sheet	F – 2

Statement of Operations	F – 3

Statement of Stockholders’ Equity	F – 4

Statement of Cash Flows	F – 5

Notes to Financial Statements	F-6 – F-13

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Selway Capital Acquisition Corporation

We have audited the accompanying balance sheet of Selway Capital Acquisition Corporation as of December 31, 2011 and the related statements of operations, stockholders' equity, and cash flows for the period from January 12, 2011 (date of inception) to December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Selway Capital Acquisition Corporation as of December 31, 2011, and the results of its operations and its cash flows for the period from January 12, 2011(date of inception) to December 31, 2011 in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen LLP

McGladrey & Pullen LLP

New York, NY

March 29, 2012

Selway Capital Acquisition Corporation

(a development stage company)

BALANCE SHEET

 December 31, 2011

ASSETS
Current assets
Cash	$156,483
Interest Receivable	129
Prepaid Expenses	38,540
Total current assets	195,152

Restricted cash held in trust	20,600,000
Due from underwriters	3,554
Total Assets	$20,798,706

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities

Accounts payable and accrued expenses	$165,079
Deferred underwriting compensation of which up to $300,000 may be paid to redeeming shareholders	400,000
Deferred legal fees related to the offering	100,000

Total Liabilities	665,079

Common stock subject to possible redemption, 1,500,000 shares (at redemption value)	15,150,000

Stockholders' equity

Preferred stock, $.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-
Common stock, $.0001 par value; 30,000,000 shares authorized; 2,500,000 shares (including up to 1,500,000 shares subject to possible redemption) issued and outstanding	250
Additional paid-in-capital	5,098,941
Deficit accumulated during development stage	(115,564)

Total stockholders' equity	4,983,627

Total liabilities and stockholders' equity	$20,798,706

The accompanying notes are an integral part of these financial statements

Selway Capital Acquisition Corporation

 (a development stage company)

STATEMENT OF OPERATIONS

For the period from January 12, 2011 (date of inception) to

 December 31, 2011

Revenue	$-
General and administrative expenses	115,692

Loss from operations	(115,692)

Interest and dividend income	129

Net loss attributable to common stockholder not subject to possible redemption	$(115,564)

Weighted average number of common shares outstanding, basic and diluted	834,972

Basic and diluted net loss per share	$(0.14)

The accompanying notes are an integral part of these financial statements

Selway Capital Acquisition Corporation

 (a development stage company)

STATEMENT OF STOCKHOLDER'S EQUITY

 For the period from January 12, 2011 (date of inception) to

December 31, 2011

	Common Stock		Additional	Deficit accumulated during	Total
	Shares	Amount $.0001 par	paid-in capital	development stage	stockholders' equity
Sale of shares of common stock issued to initial stockholder on February 23, 2011 at $0.043 per share	500,000	50	$24,950	$-	$25,000

Sale of 2,000,000 units, net of underwriters' discount and offering expenses (including 1,500,000 shares subject to possible redemption) on November 14th, 2011 at $10.00 per unit	2,000,000	200	18,473,891		18,474,091

Net proceeds subject to possible redemption of 1,500,000 shares	-	-	(15,150,000)		(15,150,000)

Sale of private placement warrants	-	-	1,750,000		1,750,000

Sale of underwriters unit purchase option			100		100

Net loss	-	-	-	(115,564)	(115,564)

Balance at December 31, 2011	2,500,000	$250	$5,098,941	$(115,564)	$4,983,627

The accompanying notes are an integral part of these financial statements

Selway Capital Acquisition Corporation

 (a development stage company)

STATEMENT OF CASH FLOWS

For the period from January 12, 2011 (date of inception) to

 December 31, 2011

Cash Flows from Operating Activities
Net Loss	$(115,564)
Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Increase in interest receivable	(129)

Increase in receivables due from underwriters	(3,554)
Increase in prepaid expenses	(38,540)
Increase in accounts payable and accrued expenses	108,321

Net cash used in operating activities	(49,465)

Cash Flows from Investing Activities
Cash held in trust account	(20,600,000)

Cash Flows from Financing Activities
Proceeds from note payable, stockholder	160,500
Repayment of note payable, stockholder	(160,500)
Proceeds from note payable, related party	50,000
Repayment of note payable, related party	(50,000)

Proceeds from issuance of stock to initial stockholder	25,000

Proceeds from public offering	20,000,000
Proceeds from issuance of warrants	1,750,000
Proceeds from underwriters unit purchase option	100
Payment of offering costs	(969,151)

Net cash provided by financing activities	$20,805,949

Net increase in cash	156,483

Cash at beginning of the period	-

Cash at the end of the period	$156,483

Supplemental Disclosure of Non-Cash Financing Activities:
Deferred underwriter's compensation	$400,000
Deferred legal fees related to the offering	$100,000
Accrual of offering costs	$56,758

The accompanying notes are an integral part of these financial statements

Selway Capital Acquisition Corporation
(a development stage company)

NOTES TO FINANCIAL STATEMENTS

For the period from January 12, 2011 (date of inception) to December 31, 2011

NOTE A — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Selway Capital Acquisition Corporation (a corporation in the development stage) (“the Company”) was incorporated in Delaware on January 12, 2011. The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets that the Company has not yet identified (“Business Transaction”). The Company has neither engaged in any operations nor generated any revenue to date. The Company is considered to be in the development stage as defined in FASB Accounting Standard Codification, or ASC 915, “Development Stage Entities,” and is subject to the risks associated with activities of development stage companies.

NOTE B — OFFERING AND BUSINESS OPERATIONS

The registration statement for the Company's initial public offering (the "Offering") was declared effective November 7, 2011 (the "Effective Date"). The Company consummated the Offering on November 14, 2011 and received gross proceeds of $20,000,000 as well as $1,750,000 from the sale of warrants to Selway Capital Holdings LLC, an affiliate of the Company’s officers and directors, on a private placement basis (see Note F). The Company offered 2,000,000 units at $10.00 per unit (“Units”) (the “Offering”). Each Unit consists of one callable Series A Share of the Company’s common stock, $0.0001 par value, and one redeemable common stock purchase warrant (“Warrant”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $7.50 commencing on the later of (a) one year from the date of the prospectus for the Offering and (b) 30 days after the completion of a Business Transaction, and will expire five years from the date of the prospectus for the Offering. The Warrants will be redeemable by the Company at a price of $0.01 per Warrant upon 30 days prior notice after the Warrants become exercisable, only in the event that the last sale price of the Company’s common stock is at least $17.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given. In no event will the Warrants be redeemable for cash at a price greater than $0.01 per Warrant.

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

The Company’s sponsor, officers and directors have agreed that the Company will only have 18 months from the consummation of the Offering (such period commencing on November 14, 2011) to consummate its Business Transaction. If the Company does not consummate a Business Transaction within such 18 month period, it shall (i) cease all operations except for the purposes of winding up; (ii) redeem 100% of its public shares of common stock for a per share pro rata portion of the trust account, net of any taxes payable on interest earned thereon (which redemption would completely extinguish such holders’ rights as stockholders, including the right to receive further liquidation distributions, if any) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of its net assets to its remaining stockholders, as part of its plan of dissolution and liquidation. The sponsor has waived its right to participate in any redemption with respect to its initial shares. However, if the sponsor or any of the Company’s officers, directors or affiliates acquires shares of common stock in or after the Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s dissolution and liquidation in the event the Company does not consummate a Business Transaction within the required time period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Offering.

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

At the Offering, the Company entered into a Services Agreement with Selway Capital LLC, which is an affiliate of the sponsor, for an estimated aggregate monthly fee, for up to 6 months, of $5,000 for office space, secretarial, and administrative services. Selway Capital LLC has agreed to continue to provide office space, administrative services and secretarial support without further payment until expiration of the agreement. This agreement will expire upon the earlier of the distribution or liquidation of the Trust Account to the Company’s then-public stockholders or 18 months from the consummation of the Offering (such period commencing on November 14, 2011).

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

The Company paid the underwriters a 2.5% underwriting discount in connection with the offering. The following additional contingent fees may become payable: (A) a contingent fee equal to 2.0% of the aggregate Offering amount, payable to the underwriters, provided, however, that the underwriters will not receive the deferred underwriting discount with respect to those units as to which the component shares have been redeemed for cash in connection with a Business Transaction, and (B) at the closing date of any sale, 5% of the gross proceeds from the sale of any shares of the Company's common stock that are issued prior to or in conjunction with the Business Transaction in the event that such sale is attributable to services rendered by Aegis Capital Corp. (“Aegis”), the representative of the underwriters of the Offering.

Additionally, the Company sold to Aegis, for $100, as additional compensation, an option to purchase up to a total of 100,000 units at $12.50 per unit. The Company estimated based upon a Black- Scholes model, that the fair value of the option on the date of sale would be approximately $449,000 using an expected life of five years, volatility of 59.5%, and a risk-free interest rate of 0.91%. However, because the units do not have a trading history, the volatility assumption was based on information currently available to the Company. The Company believed the volatility estimate calculated was a reasonable benchmark to use in estimating the expected volatility of the units. The volatility calculation was based on the most recent trading day average volatility of publicly traded companies in the technology, defense and security, telecommunications and smallcap sectors. Although an expected life of five years was used in the calculation, if the Company does not consummate a Business Transaction within the prescribed time period and automatically dissolves and subsequently liquidates the trust account, the option will become worthless. The underwriters’ option is exercisable at any time, in whole or in part, commencing on the later of the consolidation of each series of our common stock into one class of common stock after consummation of a Business Transaction, post-acquisition tender offer or post-acquisition automatic trust liquidation, as the case may be, or one year from the date of the prospectus for the Offering and expiring on the earlier of five years from the date of the prospectus for the Offering or the day immediately prior to the day on which the Company and all of its predecessors and successors have been dissolved. The units issuable upon exercise of this option are identical to the Units in the Offering.

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

NOTE C— RESTRICTED CASH HELD IN TRUST

Subsequent to the IPO, an amount of $20,584,737 (including $400,000 of deferred underwriters fees) was deposited in trust account held with the Company’s stock transfer agent, American Stock Transfer, and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Another $15,263 was held by the stock transfer agent in a cash account, which bears no interest. The United States government securities reside in an account at Wells Fargo Bank, while the cash amount resides in a JP Morgan Chase cash account.

As of December 31, 2011, investment securities in the Company’s Trust Account had a market value of $20,584,691 in Treasury Bills and we held another $15,263 in cash. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments — Debt and Equity Securities”. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts. The carrying amount, excluding accrued interest income, gross unrealized holding gains and fair value of held to maturity securities at December 31, 2011 were as follows:

	Carrying Amount	Gross Unrealized Holding Losses	Fair Value
Held-to-maturity:
U.S. Treasury Securities	$20,584,737	$(46)	$20,584,691

NOTE D — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development stage company

The Company complies with the reporting requirements of FASB ASC 915, “Development Stage Entities.” At December 31, 2011, the Company had not commenced any operations nor generated revenue to date. All activity through December 31, 2011, relates to the Company’s formation, the Offering as well as the beginning efforts to identify a prospective target business. The Company will not generate any operating revenues until after completion of a Business Transaction, at the earliest. The Company does generate non-operating income in the form of interest income on the designated Trust Account.

Net loss per common share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The effect of the 2,000,000 outstanding warrants issued in connection with the Offering, the 2,333,333 outstanding warrants issued in connection with the private placement and the 100,000 units (and underlying shares and warrants) issued in connection with the underwriters’ purchase option have not been considered in diluted loss per share calculations since the effect of such securities would be anti-dilutive. As a result, diluted loss per common share is the same as basic loss per common share for the period.

Fair value of financial instruments

Under FASB ASC 820, “Fair Value Measurements and Disclosures,” we are required to record certain financial assets and liabilities at fair value and may choose to record other financial assets and financial liabilities at fair value as well. Also under U.S. GAAP, we are required to record nonfinancial assets and liabilities at fair value due to events that may or may not recur in the future, such as an impairment event. When we are required to record such assets and liabilities at fair value, that fair value is estimated using an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. That fair value is determined based on significant inputs contained in a fair value hierarchy as follows:

Level 1 Quoted prices for identical assets or liabilities in active markets to which we have access at the measurement date.

Level 2 Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 Unobservable inputs for the asset or liability.

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

As of December 31, 2011, our only assets and liabilities required to be reported at fair value on a recurring basis were U.S. Treasury securities in our trust account, which is described in Note C. We used Level 1 inputs to value these securities, and these U.S. Treasury securities total $20,584,691.

We have other non-derivative financial instruments, such as cash, a note receivable, pre-paid expenses, accounts payable, and accrued expenses whose carrying amounts approximate fair value.

Concentration of credit risk

At December 31, 2011, financial instruments that potentially expose the Company to credit risk consist of cash and cash held in Trust Account. The Company maintains its cash balances in various financial institutions. The Company maintains cash in accounts which, at times, exceeds insurance limits. The Company has not experienced any losses in connection with these accounts.

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

Income tax

The Company complies with FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. The Company’s deferred tax asset at December 31, 2011, relating to expenses recorded for book purposes which are not yet deductible for tax purposes, is approximately $46,200. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company established a valuation allowance against the entire deferred tax asset at December 31, 2011. The Company complies with the provisions of Financial Accounting Standards Board Accounting Standard Codification or FASB ASC 740-10-25 which establishes recognition requirements for the accounting for income taxes. There were no unrecognized tax benefits as of December 31, 2011. The section prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2011. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Reconciliation of statutory tax rate to effective tax rate:

Statutory rate	34%
Effect of valuation allowance	(34%)
Effective tax rate	-

The Company complies with the provisions of Financial Accounting Standards Board Accounting Standard Codification or FASB ASC 740-10-25 which establishes recognition requirements for the accounting for income taxes. There were no unrecognized tax benefits as of December 31, 2011. The section prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2011. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

On February 23, 2011, the Company issued to its sponsor (i) 575,000 shares of restricted common stock (75,000 of which were forfeited on December 20, 2011 because the underwriters’ over-allotment option was not exercised), for an aggregate amount of $25,000 in cash. All common share amounts and per common share amounts have been retroactively adjusted, where applicable, to reflect the forfeiture of the overallotment. The purchase price for each share of common stock was approximately $0.043 per share. The sponsor has agreed that the shares of common stock purchased by it prior to consummation of the Offering will not be sold or transferred until 12 months following consummation of a Business Transaction, subject to certain limited exceptions.

As mentioned in Note B above, the Company intends to pay to Selway Capital LLC a total of $5,000 per month for office space, administrative services and secretarial support for a period that commenced on the effective date of the Offering and ends on the earlier of the distribution or liquidation of the Trust Account to the Company’s then public stockholders or 6 months following the consummation of the Offering. For the year ended December 31, 2011, we pay Selway Capital LLC an aggregate of $7,581 for office space, administrative services and secretarial support.

NOTE F—COMMON STOCK AND WARRANTS

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

The Company's Amended and Restated Certificate of Incorporation has designated out of the Company's common stock as Series A, Series B and Series C shares. All outstanding shares prior to the Offering were designated Series C shares as further described below. On November 14, 2011, investors purchased 2,000,000 Units in the Offering, with each Unit consisting of one callable Series A share and one redeemable warrant to purchase one share of common stock. The Units may split into its component parts effective February 6, 2012.

The Company’s callable Series A Shares have the same rights as the other series of common stock, except that holders of such callable Series A Shares are entitled to redeem all or a portion of such callable Series A Shares in connection with the Company’s initial Business Transaction and are entitled to share ratably in the trust account, including the deferred underwriting discounts and commissions and accrued but undistributed interest, net of (i) taxes payable, (ii) interest income earned on the trust account (approximately $10.30 per share) and (iii) a pro rata share of the trust account released to the Company for each callable Series A Share converted to a Series C Share upon completion of a Business Transaction, plus any remaining net assets, if the Company dissolves and liquidates the trust account prior to a Business Transaction. The callable Series A Shares will be automatically consolidated with all other classes of the Company’s common stock upon consummation of the Company’s Business Transaction or post-acquisition tender offer or will be automatically converted into the right to receive a pro rata share of the trust account upon completion of the post-acquisition automatic trust liquidation, as the case may be. There no series B shares outstanding as of date of these financial statements.

The Company’s callable Series B Shares are identical to the callable Series A Shares, except that the callable Series B Shares have the right to participate in a post-acquisition tender or post-acquisition automatic trust liquidation. If the Company elects to grant its public stockholders their redemption rights by means of a post-acquisition tender offer or post-acquisition automatic trust liquidation, then each outstanding callable Series A Share will automatically be converted into a callable Series B Share immediately following consummation of the Business Transaction. Public stockholders who hold callable Series B Shares will be entitled to participate in the post-acquisition tender offer by tendering their callable Series B Shares in accordance with the instructions included in the Schedule TO and related tender offer documents to be filed with the SEC. The callable Series B Shares will be automatically consolidated with all other classes of the Company’s common stock upon consummation of our post-acquisition tender offer or will be automatically converted into the right to receive a pro rata share of the trust account upon completion of the post-acquisition automatic trust liquidation, as the case may be.

The Company’s Series C Shares are identical to the callable Series B Shares, except that the Series C Shares do not have the right to redeem all or a portion of such Series C Shares in connection with the Business Transaction or to participate in a post-acquisition tender offer or post-acquisition automatic trust liquidation. If the Company elects to grant the Company’s public stockholders their redemption rights by means of a post-acquisition tender offer or post-acquisition automatic trust liquidation, the Company must seek that certain significant stockholders (holders of 5% or more of the public shares who are also accredited investors) elect to convert all of their callable Series A Shares into Series C Shares immediately prior to consummation of the Business Transaction. Regardless of the requirements of the Company’s target business, in no event would the Company be able to seek conversions of less than the amount necessary to maintain the 75.0% threshold. The exchange ratio of callable Series A Shares for Series C Shares may be at a one-for-one basis, or at other exchange ratios to be negotiated with the individual stockholders, which means that such stockholders may receive a proportionally greater number of shares than other stockholders would receive in the post-acquisition company. No consideration will be paid to stockholders who elect to convert other than the exchange of callable Series A Shares for Series C Shares.

The Series C Shares outstanding as of December 31, 2011 consist of 500,000 Series C Shares (the “Founder Shares”), and are subject to certain transfer restrictions. The holders of the Founder Shares have agreed not to exercise redemption rights with respect to such shares and have agreed not to tender their shares in an issuer tender offer in connection with the Company’s initial Business Transaction, and to vote the Founder Shares in the same manner as a majority of the public stockholders in connection with a stockholder vote to approve the initial Business Transaction and/or amend Article Fifth of the Company’s Amended and Restated Certificate of Incorporation (the article that contains all of the special provisions applicable to the Company prior to and in connection with the Company’s initial Business Transaction) prior to consummation of the Business Transaction. If the Company is unable to consummate a Business Transaction within the allotted time, the Company’s sponsor, officers and directors have agreed with respect to the Founder Shares to waive their rights to participate in any trust account liquidation distribution, but not with respect to any public shares they acquire in the Offering or in the aftermarket.

Warrants

Each redeemable warrant included in the units entitles the holder to purchase one share of common stock at a price of $7.50. The redeemable warrants offered hereby will become exercisable on the later of November 7, 2012 and the consolidation of each series of the Company’s common stock into one class of common stock after consummation of the Business Transaction, post-acquisition tender offer or post-acquisition automatic trust liquidation, as the case may be. Holders of the redeemable warrants may elect to exercise them on a cashless basis by paying the exercise price by surrendering their warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares underlying the redeemable warrants, multiplied by the difference between the exercise price of the redeemable warrants and the ‘‘fair market value’’ (defined below) by (y) the fair market value. The ‘‘fair market value’’ means the average reported last sale price of our common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of on the third trading day prior to the date on which the notice of cashless exercise is delivered to the warrant agent. The Company would not receive additional proceeds to the extent the redeemable warrants are exercised on a cashless basis. Although the redeemable warrants and the common stock underlying them have been registered, the redeemable warrants will only be exercisable by paying the exercise price in cash if an effective registration statement covering the common stock issuable upon exercise of the redeemable warrants is effective and a prospectus relating to the common stock issuable upon exercise of the redeemable warrants is available for use by the holders of the redeemable warrants. The warrant holders are not entitled to a net-cash settlement in connection with the warrants under any circumstances.

The redeemable warrants will expire on November 7, 2016 or earlier upon redemption by the Company or the Company’s dissolution and the liquidation of the trust account in the event the Company does not consummate a Business Transaction within the time allowed. Once the redeemable warrants become exercisable, the Company may redeem the outstanding redeemable warrants:

•	in whole but not in part;

•	at a price of $0.01 per redeemable warrant;

•	upon a minimum of 30 days’ prior written notice of redemption; and

•	if, and only if, the last sale price of the Company’s common stock on the exchange on which the Company’s securities may be traded equals or exceeds $17.50 per share for any 20 trading days within a 30 trading day period ending three business days before the Company sends the notice of redemption.

Immediately prior to the Offering, Selway Capital Holdings LLC purchased 2,333,333 warrants at a price of $0.75 per warrant for an aggregate purchase price of approximately $1,750,000 in a private placement. These warrants are identical to the public warrants, except: (1) for certain restrictions on transfer; (2) the placement warrants are non-redeemable; and (3) the placement warrants may be exercised during the applicable exercise period on a for cash or cashless basis, even if there is not an effective registration statement relating to the shares underlying the placement warrants, so long as such warrants are held by the Company’s sponsor, officers, directors, their designees or their affiliates. Since the amount paid for the warrants was in excess of their face value on the date of the acquisition, no compensation was recorded.

NOTE G — PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of December 31, 2011, the Company has not issued any shares of preferred stock.

