Form 10-Q
period 2012-03-31
Selway Capital Acquisition Corp.
filed 2012-05-14
CIK 1514682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

or

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

Yes ☒ No ☐

Number of shares of common stock outstanding as of May 9, 2012: 2,500,000

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

PART I – FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS

Selway Capital Acquisition Corporation
(a development stage company)
CONDENSED BALANCE SHEETS

	March 31, 2012 (Unaudited)	December 31, 2011
ASSETS
Current assets
Cash	$90,515	$156,483

Interest Receivable	2,518	129
Prepaid Expenses	27,576	38,540
Total Current Assets	120,609	195,152

Investment held in trust	20,600,263	20,600,000
Due from underwriters	3,554	3,554
Total Assets	$20,724,426	$20,798,706

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$197,390	$165,079
Deferred underwriting compensation of which up to $300,000 may be paid to redeeming shareholders	400,000	400,000
Deferred legal fees related to the offering	100,000	100,000

Total Liabilities	697,390	665,079

Common stock subject to possible redemption, 1,500,000 shares (at redemption value)	15,150,000	15,150,000

Stockholders' equity
Preferred stock, $.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.0001 par value; 30,000,000 shares authorized; 2,500,000 shares (including up to 1,500,000 shares subject to possible redemption) issued and outstanding	250	250
Additional paid-in-capital	5,098,941	5,098,941
Deficit accumulated during development stage	(222,155)	(115,564)

Total stockholders' equity	4,877,036	4,983,627

Total liabilities and stockholders' equity	$20,724,426	$20,798,706

The accompanying notes are an integral part of these condensed financial statements

Selway Capital Acquisition Corporation
(a development stage company)
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended March 31, 2012	January 12, 2011 (date of inception) to March 31, 2011	January 12, 2011 (date of inception) to March 31, 2012
Revenue	$-	$-	$-

General and administrative expenses	109,244	2,553	224,936

Loss from operations	(109,244)	(2,553)	(224,936)

Interest and dividend income	2,653	-	2,781

Net loss attributable to common stockholder not subject to possible redemption	$(106,591)	$(2,553)	$(222,155)

Weighted average number of common shares outstanding, basic and diluted	2,500,000	575,000	1,177,771

Basic and diluted net loss per share	$(0.04)	$(0.00)	$(0.19)

The accompanying notes are an integral part of these condensed financial statements

Selway Capital Acquisition Corporation
(a development stage company)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31, 2012	January 12, 2011 (date of inception) to March 31, 2011	January 12, 2011 (date of inception) to March 31, 2012
Cash Flows from Operating Activities

Net Loss	$(106,591)	$(2,553)	$(222,155)
Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Increase in interest receivable	(2,389)	-	(2,518)
Increase in receivables due from underwriters	-	-	(3,554)
Increase in interest earned on investments held in trust	(263)	-	(263)
Decrease (increase) in prepaid expenses	10,964	-	(27,576)
Increase in accounts payable and accrued expenses	60,277	-	168,598

Net cash used in operating activities	(38,002)	(2,553)	(87,468)

Cash Flows from Investing Activities
Investments held in trust account	-	-	(20,600,000)

Cash Flows from Financing Activities
Proceeds from note payable, stockholder	-	70,000	160,500
Repayment of note payable, stockholder	-	-	(160,500)
Proceeds from note payable, related party	-	50,000	50,000
Repayment of note payable, related party	-	(50,000)	(50,000)

Proceeds from issuance of stock to initial stockholder	-	25,000	25,000
Proceeds from public offering	-	0	20,000,000
Proceeds from issuance of warrants	-	0	1,750,000
Proceeds from underwriters unit purchase option	-	-	100
Payment of offering costs	(27,966)	(55,458)	(997,117)

Net cash provided by financing activities	$(27,966)	$39,542	$20,777,983

Net (decrease) increase in cash	(65,968)	36,989	90,515

Cash at beginning of the period	156,483	-	-

Cash at the end of the period	$90,515	$36,989	$90,515

Supplemental Disclosure of Non-Cash Financing Activities:
Deferred underwriter's compensation	$-	$-	$400,000
Deferred legal fees related to the offering	$-	$-	$100,000
Accrual of offering costs	$-	$30,000	$28,792

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

These unaudited condensed financial statements as of March 31, 2012, the results of operations for the period from January 12, 2011 (inception) through March 31, 2012, and cash flows for the period from January 12, 2011 (inception) through March 31, 2012, have been prepared in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") for interim financial information and with the instructions to Form 10- Q. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements of Selway Capital Acquisition Corporation, (the "Company"). In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. Interim results are not necessarily indicative of the results that may be expected for the year.

The December 31, 2011 balance sheet is derived from the audited balance sheet included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the U.S. Securities and Exchange Commission on March 30, 2012 (the “Form 10-K”). The unaudited condensed interim financial statements as of March 31, 2012 should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 2011 included in the Form 10-K. The accounting policies used in preparing these unaudited financial statements are consistent with those described in the December 31, 2011 audited financial statements.

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

NOTE C—INVESTMENT HELD IN TRUST

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

As of March 31, 2012, investment securities in the Company’s Trust Account had a market value of $20,603,784 in Treasury Bills and we held another $472 in cash. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments — Debt and Equity Securities”. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts. The carrying amount, excluding accrued interest income, gross unrealized holding gains and fair value of held to maturity securities at March 31, 2012 were as follows:

	Carrying Amount	Gross Unrealized Holding Losses	Fair Value
Held-to-maturity:
U.S. Treasury Securities	$20,599,792	$3,993	$20,603,784

NOTE D — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development stage company

The Company complies with the reporting requirements of FASB ASC 915, “Development Stage Entities.” At March 31, 2012, the Company had not commenced any operations nor generated revenue to date. All activity through March 31, 2012, relates to the Company’s formation, the Offering as well as the beginning efforts to identify a prospective target business. The Company will not generate any operating revenues until after completion of a Business Transaction, at the earliest. The Company does generate non-operating income in the form of interest income on the designated Trust Account.

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

As of March 31, 2012, our only assets and liabilities required to be reported at fair value on a recurring basis were U.S. Treasury securities in our trust account, which is described in Note C. We used Level 1 inputs to value these securities, and these U.S. Treasury securities total $20,603,784.

We have other non-derivative financial instruments, such as cash, a note receivable, pre-paid expenses, accounts payable, and accrued expenses whose carrying amounts approximate fair value.

Concentration of credit risk

At March 31, 2012, financial instruments that potentially expose the Company to credit risk consist of cash and cash held in Trust Account. The Company maintains its cash balances in various financial institutions. The Company maintains cash in accounts which, at times, exceeds insurance limits. The Company has not experienced any losses in connection with these accounts.

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

Income tax

The Company complies with FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. The Company’s deferred tax asset at March 31, 2012, relating to expenses recorded for book purposes which are not yet deductible for tax purposes, is approximately $89,839. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company established a valuation allowance against the entire deferred tax asset at March 31, 2012. The Company complies with the provisions of Financial Accounting Standards Board Accounting Standard Codification or FASB ASC 740-10-25 which establishes recognition requirements for the accounting for income taxes. There were no unrecognized tax benefits as of March 31, 2012. The section prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2012. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

As mentioned in Note B above, the Company intends to pay to Selway Capital LLC a total of $5,000 per month for office space, administrative services and secretarial support for a period that commenced on the effective date of the Offering and ends on the earlier of the distribution or liquidation of the Trust Account to the Company’s then public stockholders or 6 months following the consummation of the Offering. Since the effective date, we have paid Selway Capital LLC an aggregate of $20,000 for office space, administrative services and secretarial support.

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

The Company's Amended and Restated Certificate of Incorporation has designated out of the Company's common stock as Series A, Series B and Series C shares. All outstanding shares prior to the Offering were designated Series C shares as further described below. On November 14, 2011, investors purchased 2,000,000 Units in the Offering, with each Unit consisting of one callable Series A share and one redeemable warrant to purchase one share of common stock. Effective February 6, 2012, investors in the Units became eligible to split the Unit into its component parts.

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

The Series C Shares outstanding as of March 31, 2012 consist of 500,000 Series C Shares (the “Founder Shares”), and are subject to certain transfer restrictions. The holders of the Founder Shares have agreed not to exercise redemption rights with respect to such shares and have agreed not to tender their shares in an issuer tender offer in connection with the Company’s initial Business Transaction, and to vote the Founder Shares in the same manner as a majority of the public stockholders in connection with a stockholder vote to approve the initial Business Transaction and/or amend Article Fifth of the Company’s Amended and Restated Certificate of Incorporation (the article that contains all of the special provisions applicable to the Company prior to and in connection with the Company’s initial Business Transaction) prior to consummation of the Business Transaction. If the Company is unable to consummate a Business Transaction within the allotted time, the Company’s sponsor, officers and directors have agreed with respect to the Founder Shares to waive their rights to participate in any trust account liquidation distribution, but not with respect to any public shares they acquire in the Offering or in the aftermarket.

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

NOTE G — PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of March 31, 2012, the Company has not issued any shares of preferred stock.

ITEM 2.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

References to the “Company,” “us” or “we” refer to Selway Capital Acquisition Corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

For the three months ended March 31, 2012, we had a net loss of $106,591 consisting of interest and dividend income of $2,653 less costs attributable to general and administrative expenses of $109,244. For the period January 12, 2011 (date of inception) to March 31, 2011, we had a net loss of $2,553 consisting of costs attributable to general and administrative expenses of $2,553.

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

From January 12, 2011 (the date of our inception) through March 31, 2012, we had operating expenses of $224,936.

The net proceeds deposited into the trust fund remain on deposit in the trust account earning interest. As of March 31, 2012, we had approximately $20,600,263 held in the trust account, which includes deferred underwriting fees of $400,000. Additionally, as of March 31, 2011, we have $90,515 outside the trust account to fund our working capital requirements.

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

Contractual Obligations

At March 31, 2012, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than: (1) a monthly fee of $5,000 for office space and general and administrative services payable to Selway Capital LLC, an affiliate of our sponsor, which will be paid for up to six months starting on the closing date of the IPO, (2) a payment of $100,000 to Loeb & Loeb LLP, our counsel, which will only be due if we close an initial acquisition transaction, and (3) a payment of $20,000 to Vintage Filings, our financial filing and printing firm, which will only be due if we close an initial acquisition transaction. The full amount potentially owed to Loeb & Loeb LLP and Vintage Filings, has been reflected on our balance sheet.

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

Recent Accounting Pronouncements:

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to respond to this Item.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure controls and procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness, as of the end of the period covered by this report, of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective.

Changes in internal control over financial reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II– OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

As a smaller reporting company, we are not required to respond to this Item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds

From the completion of the IPO through March 31, 2012, we have spent approximately $70,006 on operating expenses.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
18

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELWAY CAPITAL ACQUISITION CORPORATION
Date: May 14, 2012	By:	/s/ Yaron Eitan
	Name:	Yaron Eitan
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2012	By:	/s/ Edmundo Gonzalez
	Name:	Edmundo Gonzalez
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

