Form 10-Q
period 2012-06-30
Selway Capital Acquisition Corp.
filed 2012-08-13
CIK 1514682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☐

Number of shares of common stock outstanding as of August 9, 2012: 2,500,000

Table of Contents

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Selway Capital Acquisition Corporation
(a development stage company)
CONDENSED BALANCE SHEETS

ASSETS	June 30, 2012 (Unaudited)	December 31, 2011
Current assets
Cash	$59,745	$156,483
Interest Receivable	2,215	129
Prepaid Expenses	16,612	38,540
Total Current Assets	78,572	195,152

Investment held in trust	20,605,472	20,600,000
Due from underwriters	3,554	3,554
Total Assets	$20,687,598	$20,798,706

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$233,591	$165,079
Deferred underwriting compensation of which up to $300,000 may be paid to redeeming shareholders	400,000	400,000
Deferred legal fees related to the offering	100,000	100,000

Total Liabilities	733,591	665,079

Common stock subject to possible redemption, 1,500,000 shares (at redemption value)	15,150,000	15,150,000

Stockholders' equity
Preferred stock, $.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.0001 par value; 30,000,000 shares authorized; 2,500,000 shares (including up to 1,500,000 shares subject to possible redemption) issued and outstanding	250	250
Additional paid-in-capital	5,098,941	5,098,941
Deficit accumulated during development stage	(295,184)	(115,564)

Total stockholders' equity	4,804,007	4,983,627

Total liabilities and stockholders' equity	$20,687,598	$20,798,706

 The accompanying notes are an integral part of these condensed financial statements

Selway Capital Acquisition Corporation
(a development stage company)
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	January 12, 2011 (date of inception) to June 30, 2011	January 12, 2011 (date of inception) to June 30, 2012
Revenue	$-	$-	$-	$-	$-
General and administrative expenses	77,934	90	187,178	2,643	302,870

Loss from operations	(77,934)	(90)	(187,178)	(2,643)	(302,870)
Interest and dividend income	4,905	-	7,558	-	7,686

Net loss attributable to common stockholder not subject to possible redemption	$(73,029)	$(90)	$(179,620)	$(2,643)	$(295,184)

Weighted average number of common shares outstanding, basic and diluted	2,500,000	575,000	2,500,000	575,000	1,403,518

Basic and diluted net loss per share	$(0.03)	$(0.00)	$(0.07)	$(0.00)	$(0.21)

 The accompanying notes are an integral part of these condensed financial statements

Selway Capital Acquisition Corporation
(a development stage company)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

Cash Flows from Operating Activities	For the Six Months Ended June 30, 2012	January 12, 2011 (date of inception) to June 30, 2011	January 12, 2011 (date of inception) to June 30, 2012
Net Loss	$(179,620)	$(2,643)	$(295,184)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase in interest receivable	(2,086)	-	(2,215)
Increase in interest earned on investments held in trust	(5,472)	-	(5,472)
Increase in receivables due from underwriters	-	-	(3,554)
Decrease (increase) in prepaid expenses	21,928	-	(16,612)
Increase in accounts payable and accrued expenses	96,477	-	204,799

Net cash used in operating activities	(68,773)	(2,643)	(118,238)

Cash Flows from Investing Activities
Investments held in trust	-	-	(20,600,000)

Cash Flows from Financing Activities
Proceeds from note payable, stockholder	-	115,000	160,500
Repayment of note payable, stockholder	-	-	(160,500)
Proceeds from note payable, related party	-	50,000	50,000
Repayment of note payable, related party	-	(50,000)	(50,000)
Proceeds from issuance of stock to initial stockholder	-	25,000	25,000
Proceeds from public offering	-	-	20,000,000
Proceeds from issuance of warrants	-	-	1,750,000
Proceeds from underwriters unit purchase option	-	-	100
Payment of offering costs	(27,965)	(136,325)	(997,117)

Net cash provided by financing activities	$(27,965)	$3,675	$20,777,983

Net (decrease) increase in cash	(96,738)	1,032	59,745

Cash at beginning of the period	156,483	-	-

Cash at the end of the period	$59,745	$1,032	$59,745

Supplemental Disclosure of Non-Cash Financing Activities:
Deferred underwriter's compensation	$-	$-	$400,000
Deferred legal fees related to the offering	$-	$-	$100,000
Accrual of offering costs	$-	$368,221	$28,792

The accompanying notes are an integral part of these condensed financial statements

Selway Capital Acquisition Corporation
(a development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOTE A — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Selway Capital Acquisition Corporation (a corporation in the development stage) (“the Company”) was incorporated in Delaware on January 12, 2011. The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets that the Company has not yet identified (“Business Transaction”). The Company has neither engaged in any business operations nor generated any revenue to date. The Company is considered to be in the development stage as defined in FASB Accounting Standard Codification, or ASC 915, “Development Stage Entities,” and is subject to the risks associated with activities of development stage companies.

These unaudited condensed financial statements as of June 30, 2012, for the results of operations for the period from January 12, 2011 (inception) through June 30, 2012 and for the three and six months ended June 30, 2011 and 2012 (for the six months ending June 30, 2011 the time period is January 12, 2011 (date of inception) to June 30, 2011) have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10- Q. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements of the Company. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. Interim results are not necessarily indicative of the results that may be expected for the year.

These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the period ended December 31, 2011 included in the Company's Current Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 30, 2012. The accounting policies used in preparing these unaudited financial statements are consistent with those described in the December 31, 2011 audited financial statements. The December 31, 2011 balance sheet is derived from the audited balance sheet included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the U.S. Securities and Exchange Commission on March 30, 2012 (the “Form 10-K”).

NOTE B — OFFERING AND BUSINESS OPERATIONS

The registration statement for the Company's initial public offering (the “Offering”) was declared effective November 7, 2011 (the “Effective Date”). The Company consummated the Offering on November 14, 2011 and received gross proceeds of $20,000,000 as well as $1,750,000 from the sale of warrants to Selway Capital Holdings LLC, an affiliate of the Company’s officers and directors, on a private placement basis (see Note F). The Company offered 2,000,000 units at $10.00 per unit (“Units”). Each Unit consists of one callable Series A Share of the Company’s common stock, $0.0001 par value, and one redeemable common stock purchase warrant (“Warrant”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $7.50 commencing on the later of (a) one year from the date of the prospectus for the Offering and (b) 30 days after the completion of a Business Transaction, and will expire five years from the date of the prospectus for the Offering. The Warrants will be redeemable by the Company at a price of $0.01 per Warrant upon 30 days prior notice after the Warrants become exercisable, only in the event that the last sale price of the Company’s common stock is at least $17.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given. In no event will the Warrants be redeemable for cash at a price greater than $0.01 per Warrant.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Transaction. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Transaction. An amount equal to approximately 103% of the gross proceeds of the Offering are held in a trust account (“Trust Account”) and invested in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 (the “1940 Act”) with a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the 1940 Act, until the earlier of (i) the consummation of a Business Transaction or (ii) the distribution of the Trust Account as described below.

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

The Company’s sponsor, officers and directors have agreed that the Company will only have 18 months from the consummation of the Offering (such period commencing on November 14, 2011) to consummate its Business Transaction. If the Company does not consummate a Business Transaction within such 18 month period, it shall (i) cease all operations except for the purposes of winding up; (ii) redeem 100% of its public shares of common stock for a per share pro rata portion of the trust account, net of any taxes payable on interest earned thereon (which redemption would completely extinguish such holders’ rights as stockholders, including the right to receive further liquidation distributions, if any) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of its net assets to its remaining stockholders, as part of its plan of dissolution and liquidation. This 18-month period expires May 13, 2013. The Company may not be able to consummate a Business Transaction before this date, which raises a substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments as a result of this uncertainty.

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

Immediately prior to the Offering, the sponsor purchased, in a private placement, 2,333,333 warrants prior to the Offering at a price of $0.75 per warrant (a purchase price of $1,750,000) from the Company. The sponsor agreed that the warrants purchased by it will not be sold or transferred until 30 days following consummation of a Business Transaction, subject to certain limited exceptions. If the Company does not complete a Business Transaction, then the proceeds will be part of the liquidating distribution to the public stockholders and the warrants issued to the sponsor will expire worthless. The Company classified the private placement warrants within permanent equity as additional paid-in capital in accordance with FASB ASC 815-40.

At the Offering, the Company entered into a Services Agreement with Selway Capital LLC, which is an affiliate of the sponsor, for a monthly fee beginning November 14, 2011, for up to 6 months, of $5,000 for office space, secretarial, and administrative services. Since we had not completed a Business Transaction by May 14, 2012, Selway Capital LLC has agreed to provide such services free of charge until we complete a Business Transaction or are forced to liquidate. This agreement will expire upon the earlier of the distribution or liquidation of the Trust Account to the Company’s then-public stockholders or 18 months from the consummation of the Offering (such period commencing on November 14, 2011).

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

Additionally, the Company sold to Aegis, for $100, as additional compensation, an option to purchase up to a total of 100,000 units at $12.50 per unit. The Company estimated based upon a Black- Scholes model, that the fair value of the option on the date of sale would be approximately $449,000 using an expected life of five years, volatility of 59.5%, and a risk-free interest rate of 0.91%. However, because the units do not have a trading history, the volatility assumption was based on information currently available to the Company. The Company believed the volatility estimate calculated was a reasonable benchmark to use in estimating the expected volatility of the units. The volatility calculation was based on the most recent trading day average volatility of publicly traded companies in the technology, defense and security, telecommunications and small-cap sectors. Although an expected life of five years was used in the calculation, if the Company does not consummate a Business Transaction within the prescribed time period and automatically dissolves and subsequently liquidates the trust account, the option will become worthless. The underwriters’ option is exercisable at any time, in whole or in part, commencing on the later of the consolidation of each series of our common stock into one class of common stock after consummation of a Business Transaction, post-acquisition tender offer or post-acquisition automatic trust liquidation, as the case may be, or one year from the date of the prospectus for the Offering and expiring on the earlier of five years from the date of the prospectus for the Offering or the day immediately prior to the day on which the Company and all of its predecessors and successors have been dissolved. The units issuable upon exercise of this option are identical to the Units in the Offering.

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

NOTE C—INVESTMENT HELD IN TRUST

Subsequent to the IPO, an amount of $20,600,000 (including $400,000 of deferred underwriters fees) was deposited in the Trust Account held with the Company’s stock transfer agent, American Stock Transfer, and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less until the earlier of (i) the consummation of a Business Transaction or (ii) liquidation of the Company. The United States government securities reside in an account at Wells Fargo Bank, while the cash amount resides in a JP Morgan Chase cash account.

As of June 30, 2012, investment securities in the Company’s Trust Account had a carrying value of $20,605,472 made up of $20,605,002 (excluding accrued interest) in Treasury Bills and $469 in cash. The Treasury Bills have a maturity value of $20,610,000 and mature on August 23, 2012. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments — Debt and Equity Securities”. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts. The carrying amount, excluding accrued interest income, gross unrealized holding gains and fair value of held to maturity securities at June 30, 2012 were as follows:

	Carrying Amount	Gross Unrealized Holding Losses	Fair Value
Held-to-maturity:
U.S. Treasury Securities	$20,605,002	$3,658	$20,608,660

The company has accreted a portion of the discount on these Securities and recognized $2,215 of related interest income. Such amount is included in interest receivable on the accompanying June 30, 2012 balance sheet bringing the amortized cost basis to $20,607,217.

NOTE D — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development stage company

The Company complies with the reporting requirements of FASB ASC 915, “Development Stage Entities.” At June 30, 2012, the Company had not commenced any operations nor generated revenue to date. All activity through June 30, 2012, relates to the Company’s formation, the Offering as well as the beginning efforts to identify a prospective target business. The Company will not generate any operating revenues until after completion of a Business Transaction, at the earliest. The Company does generate non-operating income in the form of interest income on the designated Trust Account.

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

As of June 30, 2012, none of our assets and liabilities were required to be reported at fair value on a recurring basis. We used Level 1 inputs to value the U.S. Treasury securities in our trust account for disclosure purposes (Note C).

We have other non-derivative financial instruments, such as cash, a note receivable, pre-paid expenses, accounts payable, and accrued expenses whose carrying amounts approximate fair value.

Concentration of credit risk

At June 30, 2012, financial instruments that potentially expose the Company to credit risk consist of cash and cash held in Trust Account. The Company maintains its cash balances in various financial institutions. The Company maintains cash in accounts which, at times, exceeds insurance limits. The Company has not experienced any losses in connection with these accounts.

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

Income tax

The Company complies with FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. The Company’s deferred tax asset at June 30, 2012, relating to expenses recorded for book purposes which are not yet deductible for tax purposes, is approximately $120,966. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company established a valuation allowance against the entire deferred tax asset at June 30, 2012. The Company complies with the provisions of Financial Accounting Standards Board Accounting Standard Codification or FASB ASC 740-10-25 which establishes recognition requirements for the accounting for income taxes. There were no unrecognized tax benefits as of June 30, 2012. The section prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2012. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

As mentioned in Note B above, the Company paid Selway Capital LLC a total of $5,000 per month for office space, administrative services and secretarial support for a 6 month period beginning November 14, 2011 and ending May 14, 2012. Since we had not completed a Business Transaction by May 14, 2012, Selway Capital LLC has agreed to provide such services free of charge until we complete a Business Transaction or are forced to liquidate.

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

The Company’s callable Series A Shares have the same rights as the other series of common stock, except that holders of such callable Series A Shares are entitled to redeem all or a portion of such callable Series A Shares in connection with the Company’s initial Business Transaction and are entitled to share ratably in the trust account, including the deferred underwriting discounts and commissions and accrued but undistributed interest, net of (i) taxes payable, (ii) interest income earned on the trust account (approximately $10.30 per share) and (iii) a pro rata share of the trust account released to the Company for each callable Series A Share converted to a Series C Share upon completion of a Business Transaction, plus any remaining net assets, if the Company dissolves and liquidates the trust account prior to a Business Transaction. The callable Series A Shares will be automatically consolidated with all other classes of the Company’s common stock upon consummation of the Company’s Business Transaction or post-acquisition tender offer or will be automatically converted into the right to receive a pro rata share of the trust account upon completion of the post-acquisition automatic trust liquidation, as the case may be. There were no callable series B shares outstanding as of date of these financial statements.

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

The Series C Shares outstanding as of June 30, 2012 consist of 500,000 Series C Shares (the “Founder Shares”), and are subject to certain transfer restrictions. The holders of the Founder Shares have agreed not to exercise redemption rights with respect to such shares and have agreed not to tender their shares in an issuer tender offer in connection with the Company’s Business Transaction, and to vote the Founder Shares in the same manner as a majority of the public stockholders in connection with a stockholder vote to approve the initial Business Transaction and/or amend Article Fifth of the Company’s Amended and Restated Certificate of Incorporation (the article that contains all of the special provisions applicable to the Company prior to and in connection with the Company’s initial Business Transaction) prior to consummation of the Business Transaction. If the Company is unable to consummate a Business Transaction within the allotted time, the Company’s sponsor, officers and directors have agreed with respect to the Founder Shares to waive their rights to participate in any trust account liquidation distribution, but not with respect to any public shares they acquire in the Offering or in the aftermarket.

Warrants

Each redeemable warrant included in the units entitles the holder to purchase one share of common stock at a price of $7.50. The redeemable warrants offered hereby will become exercisable on the later of November 7, 2012 and the consolidation of each series of the Company’s common stock into one class of common stock after consummation of the Business Transaction, post-acquisition tender offer or post-acquisition automatic trust liquidation, as the case may be. Holders of the redeemable warrants may elect to exercise them on a cashless basis by paying the exercise price by surrendering their warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares underlying the redeemable warrants, multiplied by the difference between the exercise price of the redeemable warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” means the average reported last sale price of our common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of on the third trading day prior to the date on which the notice of cashless exercise is delivered to the warrant agent. The Company would not receive additional proceeds to the extent the redeemable warrants are exercised on a cashless basis. Although the redeemable warrants and the common stock underlying them have been registered, the redeemable warrants will only be exercisable by paying the exercise price in cash if an effective registration statement covering the common stock issuable upon exercise of the redeemable warrants is effective and a prospectus relating to the common stock issuable upon exercise of the redeemable warrants is available for use by the holders of the redeemable warrants. The warrant holders are not entitled to a net-cash settlement in connection with the warrants under any circumstances.

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

NOTE G — PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of June 30, 2012, the Company has not issued any shares of preferred stock.

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

On November 14, 2011 we closed the IPO of 2,000,000 units at a price of $10.00 per unit. Immediately prior to the closing of the IPO, we sold 2,333,333 warrants to our sponsor for $0.75 per warrant. We have deposited $20,600,000 (including $400,000 of deferred underwriting commissions) from the IPO and private placement of warrants, net of fees and offering expenses, in a trust account for the benefit our public shareholders. We believe that we have sufficient funds available to complete our efforts to effect a Business Transaction with an operating business by May 14, 2013 (the date on which we must commence liquidation if we have not completed a Business Transaction).

Results of Operations

For the three months ended June 30, 2012, we had a net loss of $73,029, consisting of interest and dividend income of $4,905 less costs attributable to general and administrative expenses of $77,934. For the three months ended June 30, 2011 (which was prior to our IPO), we had a net loss of $90 consisting of costs attributable to general and administrative expenses of $90.

For the six months ended June 30, 2012, we had a net loss of $179,620 consisting of interest and dividend income of $7,558 less costs attributable to general and administrative expenses of $187,178. The costs incurred during the six months ended June 30, 2012 reflect predominantly costs associated with being a public company including legal, financial reporting and accounting expenses. For the period January 12, 2011 (date of inception) to June 30, 2011, we had a net loss of $2,643 consisting of costs attributable to general and administrative expenses of $2,643.

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

The net proceeds from the sale of our units in the IPO, after deducting certain offering expenses of $1,525,909, including underwriting discounts of $500,000, deferred underwriting discounts of $400,000 and $100,000 to be paid to Loeb & Loeb LLP only if we consummate a Business Transaction, were $18,474,091. Additionally, net proceeds from the sale of private placement warrants totaled approximately $1,750,000. Aggregate net proceeds from the sale of warrants and units totaled $20,224,091. Except for interest that is earned on the funds contained in the trust account that may be released to us to be used as working capital, we will not be able to access the amounts held in the trust until we consummate a Business Transaction. The amounts held outside of the trust account are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

From January 12, 2011 (the date of our inception) through June 30, 2012, we had operating expenses of $302,870.

The net proceeds deposited into the trust fund remain on deposit in the trust account earning interest. As of June 30, 2012, we had approximately $20,605,472 held in the trust account, which includes deferred underwriting fees of $400,000. Additionally, as of June 30, 2012, we have $59,745 outside the trust account to fund our working capital requirements.

We intend to use substantially all of the net proceeds of the IPO to acquire one or more target businesses, and will use a portion of the interest earned on the trust account together with the funds not held in trust to identify and evaluate prospective target businesses, to select one or more target businesses, and to structure, negotiate and consummate a Business Transaction. We do not believe we will need to raise additional funds following the IPO in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds were required to consummate a business transaction. Such debt securities may include a working capital revolving debt facility or a longer term debt facility. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of a Business Transaction.

From November 14, 2011 through May 14, 2012, we incurred a fee of $5,000 per month to Selway Capital LLC for office space, administration services and secretarial support. Since we had not completed a Business Transaction by May 14, 2012, Selway Capital LLC has agreed to provide such services free of charge until we complete a Business Transaction or are forced to liquidate.

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

Contractual Obligations

At June 30, 2012, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than: (1) $100,000 due to Loeb & Loeb LLP, our counsel, which will only be due if we close a Business Transaction, and (2) $20,000 due to Vintage Filings, our financial filing and printing firm, which will only be due if we close a Business Transaction. The full amount potentially owed to Loeb & Loeb LLP and Vintage Filings, has been reflected on our balance sheet.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds

From the completion of the IPO through June 30, 2012, we have spent approximately $100,775 on operating expenses.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

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

SELWAY CAPITAL ACQUISITION CORPORATION

Date: August 13, 2012	By:	/s/ Yaron Eitan
	Name:	Yaron Eitan
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2012	By:	/s/ Edmundo Gonzalez
	Name:	Edmundo Gonzalez
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

