Form 10-Q
period 2012-09-30
Selway Capital Acquisition Corp.
filed 2012-11-20
CIK 1514682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

Commission File Number: 000-54527

SELWAY CAPITAL ACQUISITION CORPORATION

(Exact name of the registrant as specified in its charter)

Delaware	27-4563770
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 Third Avenue, 19th Floor New York, NY	10022
(Address of principal executive offices)	(Zip Code)

(646) 421-6667

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

Number of shares of common stock outstanding as of November 20, 2012: 2,500,000

EXPLANATORY NOTE

Selway Capital Acquisition Corporation (the “Company”) is filing this Quarterly Report on Form 10-Q (“Form 10-Q”) with the Securities and Exchange Commission (the “Commission”) after the prescribed time period in reliance on the filing extension granted by the Commission in an order dated November 14, 2012, Release No. 68224.  The Company was unable to file the Form 10-Q on a timely basis because the offices of the Company’s professional advisors were closed for a period of time during Hurricane Sandy and its aftermath.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Selway Capital Acquisition Corporation
(a development stage company)
CONDENSED BALANCE SHEETS

ASSETS	September 30, 2012 (Unaudited)	December 31, 2011
Current assets
Cash	$32,423	$156,483
Interest Receivable	2,174	129
Prepaid Expenses	5,649	38,540
Total Current Assets	40,246	195,152

Investment held in trust	20,600,469	20,600,000
Due from underwriters	3,554	3,554
Total Assets	$20,644,269	$20,798,706

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$253,677	$165,079
Warrant liability	2,253,333	-
Deferred underwriting compensation of which up to $300,000 may be paid to redeeming shareholders	400,000	400,000
Deferred legal fees related to the offering	100,000	100,000

Total Liabilities	3,007,010	665,079

Common stock subject to possible redemption, 1,500,000 shares (at redemption value)	15,150,000	15,150,000

Stockholders' equity
Preferred stock, $.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.0001 par value; 30,000,000 shares authorized; 2,500,000 shares (including up to 1,500,000 shares subject to possible redemption) issued and outstanding	250	250
Additional paid-in-capital	5,098,941	5,098,941
Deficit accumulated during development stage	(2,611,932)	(115,564)

Total stockholders' equity	2,487,259	4,983,627

Total liabilities and stockholders' equity	$20,644,269	$20,798,706

 The accompanying notes are an integral part of these condensed financial statements

Selway Capital Acquisition Corporation
(a development stage company)
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	January 12, 2011 (date of inception) to September 30, 2011	January 12, 2011 (date of inception) to September 30, 2012
Revenue	$-	$-	$-	$-	$-
General and administrative expenses	68,372	10,000	255,550	12,643	371,242

Loss from operations	(68,372)	(10,000)	(255,550)	(12,643)	(371,242)
Change in fair value of warrants	(736,667)	-	(2,253,333)	-	(2,253,333)
Interest and dividend income	4,957	-	12,515	-	12,643

Net loss attributable to common stockholder not subject to possible redemption	$(800,082)	$(10,000)	$(2,496,368)	$(12,643)	$(2,611,932)

Weighted average number of common shares outstanding, basic and diluted	2,500,000	575,000	2,500,000	575,000	1,564,920

Basic and diluted net loss per share	$(0.32)	$(0.02)	$(1.00)	$(0.02)	$(1.67)

 The accompanying notes are an integral part of these condensed financial statements

Selway Capital Acquisition Corporation
(a development stage company)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

Cash Flows from Operating Activities	For the Nine Months Ended September 30, 2012	January 12, 2011 (date of inception) to September 30, 2011	January 12, 2011 (date of inception) to September 30, 2012

Net Loss	$(2,496,368)	$(12,643)	$(2,611,932)
Adjustments to reconcile net loss to net cash used in operating activities:

Changes in fair value of warrant liability	2,253,333	-	2,253,333
Changes in operating assets and liabilities:

Increase in interest receivable	(2,045)	-	(2,174)
Increase in interest earned on investments held in trust, net of $10,000 withdrawn from trust account	(469)	-	(469)
Increase in receivables due from underwriters	-	(3,554)	(3,554)
Decrease (increase) in prepaid expenses	32,891	-	(5,649)
Increase in accounts payable and accrued expenses	116,563	-	224,885

Net cash used in operating activities	(96,095)	(16,197)	(145,560)

Cash Flows from Investing Activities
Investments held in trust	-	-	(20,600,000)

Cash Flows from Financing Activities

Proceeds from note payable, stockholder	-	155,000	160,500
Repayment of note payable, stockholder	-	-	(160,500)
Proceeds from note payable, related party	-	50,000	50,000
Repayment of note payable, related party	-	(50,000)	(50,000)
Proceeds from issuance of stock to initial stockholder	-	25,000	25,000
Proceeds from public offering	-	-	20,000,000
Proceeds from issuance of warrants	-	-	1,750,000
Proceeds from underwriters unit purchase option	-	-	100
Payment of offering costs	(27,965)	(160,606)	(997,117)

Net cash provided by financing activities	$(27,965)	$19,394	$20,777,983

Net (decrease) increase in cash	(124,060)	3,197	32,423

Cash at beginning of the period	156,483	-	-

Cash at the end of the period	$32,423	$3,197	$32,423

Supplemental Disclosure of Non-Cash Financing Activities:
Deferred underwriter's compensation	$-	$-	$400,000
Deferred legal fees related to the offering	$-	$-	$100,000
Accrual of offering costs	$-	$408,115	$28,792

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

These unaudited condensed financial statements as of September 30, 2012, for the results of operations for the period from January 12, 2011 (inception) through September 30, 2012 and for the three and nine months ended September 30, 2011 and 2012 (for the nine months ending September 30, 2011 the time period is January 12, 2011 (date of inception) to September 30, 2011) have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10- Q. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements of the Company. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. Interim results are not necessarily indicative of the results that may be expected for the year.

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

Revised Prior Period Amounts

While preparing its financial statements for the three months ended September 30, 2012, the Company identified and corrected an error related to the accounting for the Company’s outstanding warrants for the periods ending March 31, 2012 and June 30, 2012. The Company determined that its outstanding warrants should have been accounted as a liability recorded at fair value and that this liability should be re-measured at each reporting period with changes in fair value being reflected in the statement of operations. The determination of this accounting methodology was made as a result of potential adjustments to the exercise price of the warrants in certain circumstances as described in the warrant agreements which do not meet the criteria for equity treatment described in ASC 815-45-7D. This accounting did not result in a significant change to the financial statements for the period ended December 31, 2011 and therefore no changes have been made to this period. The balance sheet and statement of operations for the periods ended March 31, 2012 and June 30, 2012 have been revised to reflect a warrant liability and corresponding warrant mark-to-market expense.

The adjustments to the periods ended March 31, 2012 and June 30, 2012 are as follows:

	Three Months Ended March 31, 2012		Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised
Warrant Liability	$-	$1,213,333	$-	$1,516,666	$-	$1,516,666

Change in fair value of warrant liability	-	(1,213,333)	-	(303,333)	-	(1,516,666)
Net loss	(106,591)	(1,319,924)	(73,029)	(376,362)	(179,620)	(1,696,286)
Net loss per share	(0.04)	(0.53)	(0.03)	(0.15)	(0.07)	(0.68)

In accordance with Securities and Exchange Commission ("SEC") Staff Accounting Bulletin Nos. 99 and 108 (“SAB 99” and “SAB 108”), the Company is evaluating these errors and, based on an analysis of quantitative and qualitative factors, will determine whether they were material to each of the prior reporting periods affected and if amendments of previously filed 10-Q reports with the SEC are required. However, if the adjustments to correct the cumulative effect of the aforementioned error had been recorded in the three months ended September 30, 2012, the Company believes the impact would have been significant and would impact comparisons to prior periods. Therefore, as required by SAB 108, the Company has revised in its Form 10-Q for the period ended September, 2012 to correct previously reported financial information for each quarter of 2012. In accordance with SAB 108, the Company will include this revised financial information when it files subsequent reports on Form 10-Q and Form 10-K or files a registration statement under the Securities Act of 1933, as amended.

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

The Company, after signing a definitive agreement for the acquisition of one or more target businesses may elect not to submit the transaction for stockholder approval. If no stockholder approval is sought, the Company will proceed with a Business Transaction if it is approved by its board of directors and less than 75.0% of the public stockholders exercise their redemption rights. Only in the event that the Company seeks stockholder approval in connection with its Business Transaction, the Company will proceed with a Business Transaction only if a majority of the outstanding shares of common stock voted (calculated as of the close of business on the date set forth in the relevant proxy materials as the last date on which stockholders may vote their shares of common stock) are voted in favor of the Business Transaction. However, the Company’s sponsor’s, officers’, directors’ or their affiliates’ participation in privately-negotiated transactions (as described in our prospectus and solely in the event the Company seeks stockholder approval), if any, could result in the approval of a Business Transaction even if a majority of our public stockholders indicate their intention to vote against, such Business Transaction. In connection with such a vote, if a Business Transaction is approved and consummated, stockholders may elect to redeem their shares of common stock for a pro-rata portion of the Trust Account. These shares of common stock were classified as temporary equity upon the completion of the Offering, in accordance with FASB ASC 480-10. Selway Capital Holdings, LLC (the “sponsor”) has agreed, in the event the Company seeks stockholder approval of a Business Transaction, to vote its initial shares in the same manner as a majority of the public stockholders who vote at the special or annual meeting called for such purpose. The sponsor and the Company’s officers and directors have also agreed to vote shares of common stock acquired by them in the Offering or in the aftermarket in favor of a Business Transaction submitted to the Company’s stockholders for approval.

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

Immediately prior to the Offering, the sponsor purchased, in a private placement, 2,333,333 warrants prior to the Offering at a price of $0.75 per warrant (a purchase price of $1,750,000) from the Company. The sponsor agreed that the warrants purchased by it will not be sold or transferred until 30 days following consummation of a Business Transaction, subject to certain limited exceptions. If the Company does not complete a Business Transaction, then the proceeds will be part of the liquidating distribution to the public stockholders and the warrants issued to the sponsor will expire worthless. As described above, the fair value of the warrants are being recorded as a liability at their fair market value at each period. The difference between the fair value of the warrants and the purchase price paid by the sponsor was recorded as a contribution to capital.

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

As of September 30, 2012, investment securities in the Company’s Trust Account had a carrying value of $20,600,469 made up of $20,599,734 (excluding accrued interest) in Treasury Bills and $735 in cash. The Treasury Bills have a maturity value of $20,605,000 and mature on November 23, 2012. During the three month period ended September 30, 2012, the Company withdrew from the trust account $10,000 of interest earned on the investments held in trust in accordance with the trust agreement. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments — Debt and Equity Securities”. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts. The carrying amount, excluding accrued interest income, gross unrealized holding gains and fair value of held to maturity securities at September 30, 2012 were as follows:

	Carrying Amount	Gross Unrealized Holding Gains	Fair Value
Held-to-maturity:
U.S. Treasury Securities	$20,599,734	$2,999	$20,602,733

The company has accreted a portion of the discount on these Securities and recognized $2,174 of related interest income. Such amount is included in interest receivable on the accompanying September 30, 2012 balance sheet bringing the amortized cost basis to $20,601,908.

NOTE D — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development stage company

The Company complies with the reporting requirements of FASB ASC 915, “Development Stage Entities.” At September 30, 2012, the Company had not commenced any operations nor generated revenue to date. All activity through September 30, 2012, relates to the Company’s formation, the Offering as well as the beginning efforts to identify a prospective target business. The Company will not generate any operating revenues until after completion of a Business Transaction, at the earliest. The Company does generate non-operating income in the form of interest income on the designated Trust Account.

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

As of September 30, 2012, the only level 1 assets and liabilities on our balance sheet that are required to be reported at fair value on a recurring basis are the investment in the trust account and the warrant liability. We used Level 1 inputs to value the U.S. Treasury securities in our trust account for disclosure purposes (Note C). The fair value of the warrant liability of $2,253,333 as of September 30, 2012 was valued using quoted market prices.

We have other non-derivative financial instruments, such as cash, a note receivable, pre-paid expenses, accounts payable, and accrued expenses whose carrying amounts approximate fair value.

Concentration of credit risk

At September 30, 2012, financial instruments that potentially expose the Company to credit risk consist of cash and cash held in Trust Account. The Company maintains its cash balances in various financial institutions. The Company maintains cash in accounts which, at times, exceeds insurance limits. The Company has not experienced any losses in connection with these accounts.

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

Income tax

The Company complies with FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. The Company’s deferred tax asset at September 30, 2012, relating to expenses recorded for book purposes which are not yet deductible for tax purposes, is approximately $139,186. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company established a valuation allowance against the entire deferred tax asset at September 30, 2012. The Company complies with the provisions of Financial Accounting Standards Board Accounting Standard Codification or FASB ASC 740-10-25 which establishes recognition requirements for the accounting for income taxes. There were no unrecognized tax benefits as of September 30, 2012. The section prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2012. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Series C Shares outstanding as of September 30, 2012 consist of 500,000 Series C Shares (the “Founder Shares”), and are subject to certain transfer restrictions. The holders of the Founder Shares have agreed not to exercise redemption rights with respect to such shares and have agreed not to tender their shares in an issuer tender offer in connection with the Company’s Business Transaction, and to vote the Founder Shares in the same manner as a majority of the public stockholders in connection with a stockholder vote to approve the initial Business Transaction and/or amend Article Fifth of the Company’s Amended and Restated Certificate of Incorporation (the article that contains all of the special provisions applicable to the Company prior to and in connection with the Company’s initial Business Transaction) prior to consummation of the Business Transaction. If the Company is unable to consummate a Business Transaction within the allotted time, the Company’s sponsor, officers and directors have agreed with respect to the Founder Shares to waive their rights to participate in any trust account liquidation distribution, but not with respect to any public shares they acquire in the Offering or in the aftermarket.

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

The warrant agreement covering the above redeemable and private placement warrants allows for a potential change in exercise price of the warrants in certain circumstances. Although the Company does not believe it is likely that there will be a change in the exercise price, the warrants have been accounted for as liabilities as described in Note A.

NOTE G — PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of September 30, 2012, the Company has not issued any shares of preferred stock.

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

Results of Operations

For the three months ended September 30, 2012, we had a net loss of $800,082, consisting of interest and dividend income of $4,957 less costs attributable to general and administrative expenses of $68,372 and non-cash expenses attributable to the change in the fair value of warrants of $736,667. The general and administrative costs incurred during the three months ended September 30, 2012 reflect predominantly costs associated with being a public company including legal, financial reporting and accounting expenses. For the three months ended September 30, 2011 (which was prior to our IPO), we had a net loss of $10,000 consisting of costs attributable general and administrative expenses.

For the nine months ended September 30, 2012, we had a net loss of $2,496,368 consisting of interest and dividend income of $12,515 less costs attributable to general and administrative expenses of $255,550 and non-cash expenses attributable to the change in the fair value of warrants of $2,253,333. The general and administrative costs incurred costs incurred during the nine months ended September 30, 2012 reflect predominantly costs associated with being a public company including legal, financial reporting and accounting expenses. For the period January 12, 2011 (date of inception) to September 30, 2011, we had a net loss of $12,643 consisting of costs attributable to general and administrative expenses.

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

From January 12, 2011 (the date of our inception) through September 30, 2012, we had operating expenses of $371,242.

The net proceeds deposited into the trust fund remain on deposit in the trust account earning interest. As of September 30, 2012, we had approximately $20,600,469 held in the trust account, which includes deferred underwriting fees of $400,000. During the three months ended September 30, 2012, $10,000 of cash was withdrawn from the trust account to fund working capital. Additionally, as of September 30, 2012, we have $32,423 outside the trust account to fund our working capital requirements.

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

Contractual Obligations

At September 30, 2012, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than: (1) $100,000 due to Loeb & Loeb LLP, our counsel, which will only be due if we close a Business Transaction, and (2) $20,000 due to Vintage Filings, our financial filing and printing firm, which will only be due if we close a Business Transaction. The full amount potentially owed to Loeb & Loeb LLP and Vintage Filings, has been reflected on our balance sheet.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds

From the completion of the IPO through September 30, 2012, we have spent approximately $138,098 on operating expenses.

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

SELWAY CAPITAL ACQUISITION CORPORATION

Date: November 20, 2012	By:	/s/ Yaron Eitan
	Name:	Yaron Eitan
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 20, 2012	By:	/s/ Edmundo Gonzalez
	Name:	Edmundo Gonzalez
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

