Form 10-K
period 2012-12-31
Selway Capital Acquisition Corp.
filed 2013-03-22
CIK 1514682

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 000-54527

SELWAY CAPITAL ACQUISITION CORPORATION

 (Exact name of registrant as specified in its charter)

Delaware	27- 4563770
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

900 Third Avenue
19th Floor
New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (646) 421-6667

Securities registered pursuant to Section 12(b) of the Act: None.

Name of each exchange on which registered: None.

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐  No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒ No  ☐

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant as of June 29, 2012, the last business day of the Registrant’s most recently completed fiscal quarter, was $19,200,000.

The number of shares outstanding of the Registrant’s common stock as of March 15, 2013 was 2,500,000.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SELWAY CAPITAL ACQUISITION CORPORATION

Annual Report on Form 10-K for the Year Ended December 31, 2012

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

part I

ITEM 1.  BUSINESS

Introduction

Selway Capital Acquisition Corporation (“Selway”) is a company organized under the laws of the State of Delaware. We are an IPACSM, formed to acquire, through a merger, capital stock exchange, asset acquisition, stock purchase or similar acquisition transaction, one or more operating businesses. An IPAC is a blank check company that permits the company to return funds from the trust account to redeeming shareholders after the acquisition transaction is completed, as described in more detail below, which is different from most other blank check companies that are required to return funds from the trust account prior to, or at, the time the acquisition transaction is completed. “IPAC” is a service mark of Loeb & Loeb LLP that, to our knowledge, was first used in our initial public offering. Although we are not limited to a particular geographic region or industry, we intend to focus on operating businesses in the United States. Our efforts to identify a prospective target business will not be limited to a particular industry.

On November 14, 2011, we consummated our initial public offering of 2,000,000 units. Each unit consists of one callable Series A Share and one redeemable warrant to purchase one share of common stock at $7.50 per share. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $20,000,000. Simultaneous with the consummation of our initial public offering, we also completed an offering of 2,333,333 warrants to our sponsor, Selway Capital Holdings LLC, generating gross proceeds of approximately $1,750,000. A total of $20,600,000, which includes a portion of the $1,750,000 of proceeds from the private placement, was placed in a trust account maintained by American Stock Transfer & Trust Company, LLC, acting as trustee. None of the funds held in trust will be released from the trust account, other than interest income net of taxes for working capital, until the earlier of (i) our consummation of an initial acquisition transaction within the required time frame and (ii) our redemption of 100% of the public shares sold in our initial public offering if we are unable to consummate an initial acquisition transaction within the required time frame. On December 16, 2011, the callable Series A Shares and redeemable warrants underlying the units sold in our initial public offering began to trade separately on a voluntary basis.

Since our initial public offering, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates.

On January 25, 2013, we entered into an Agreement and Plan of Merger (the “Agreement”) with Selway Merger Sub, Inc., our wholly-owned subsidiary, Healthcare Corporation of America (“Target”), Prescription Corporation of America, a wholly-owned subsidiary of Target (“PCA”), Gary Sekulski, as representative of the Target stockholders, and Edmundo Gonzalez, as Selway’s representative. As described in more detail in “Our Acquisition Transaction Plans” below, upon the closing of the transactions contemplated in the Agreement, Merger Sub will merge (the “Merger”) with and into Target, with Target as the surviving corporation. Pursuant to the Merger, all holders of capital stock of Target will have their securities converted into the right to receive securities of Selway, and Target will become our wholly owned subsidiary. As discussed in “Our Acquisition Transaction Plans” below, the closing of the Merger is conditioned on the satisfaction of a number of conditions. We have until May 14, 2013 to consummate an acquisition transaction (18 months from the consummation of our initial public offering), or we will be forced to dissolve and liquidate our trust account, plus any remaining assets, to our public shareholders.

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

We will use the same disciplined approach to identifying an acquisition target that our management team has used in the past and which we feel will ultimately lead to a successful public company. We have identified the following criteria that we believe are important and that we intend to use in evaluating acquisition transaction opportunities:

•	Public-Market-Ready Businesses: We will seek to acquire a business that is ready to be a publicly-traded company. We believe that a business must have a substantial need for capital to execute an expansion and growth plan. In other words, we seek to acquire a business with the ability to grow given proper capitalization and not one where all of the capital would flow to the current owners.

•	Established Companies with Proven Track Records: We will seek to acquire established companies with sound historical financial performance. We intend to focus on companies with a history of strong operating and financial results including at least $20 million of revenue and $5 million of earnings before interest, taxes, depreciation and amortization.

•	Strong and Defensible Competitive Industry Position: We will seek to acquire businesses that operate within industries that have strong fundamentals. The factors we will consider include growth prospects, competitive dynamics, level of consolidation, need for capital investment and barriers to entry. Within these industries, we will focus on companies that have a leading or defensible niche market position. We will analyze the strengths and weaknesses of target businesses relative to their competitors, focusing on product quality, customer loyalty, cost impediments associated with customers switching to competitors, patent protection and brand positioning. We will seek to acquire target businesses that demonstrate advantages when compared to their competitors, which may help to protect their market position and profitability and deliver strong free cash flow.

•	Experienced Management Team: We will seek to acquire businesses that have strong, experienced management teams. We will focus on management teams with a proven track record of driving revenue growth, enhancing profitability and generating strong free cash flow. We believe that the operating expertise of our officers and directors will complement the target’s management team.

•	Spin-offs / divestitures from larger companies: We may seek one or more businesses or assets that are part of larger companies where the owners seek to divest or spin-off in order to monetize their investment as long as the resulting company has the characteristics listed above.

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

We believe that Target, a pharmacy benefit management company with over $38 million in annual revenue, meets the criteria described above. The Target is growing very rapidly, having reached its current level of revenue with only two full years in the market. In 2010, the Target had under $1 million of revenue, and in 2012 it had over $38 million. We believe that the growth trajectory is due to the Target’s unique competitive advantages, the large size of the industry that it works in, and the quality of its management. The team includes seasoned industry veterans who have run sizeable divisions of very large companies before.

Competitive Strengths

We believe our specific competitive strengths to be the following:

Prior Blank Check Company Experience:  Our management team, including our executive officers and directors, has already been involved in the successful initial public offering and subsequent consummation of a business combination for a prior blank check company. Vector Intersect Security Acquisition Corporation raised gross proceeds of approximately $60 million at an offering price of $8.00 per unit in 2007. On December 19, 2008, Vector Intersect consummated a business combination with Cyalume Technologies Holdings, Inc. (OTCBB:CYLU), the global leader in chemiluminescent (chemical-light) technology, supplying militaries and safety markets around the world with innovative disposable light products. Each of our Directors played a key role throughout the business combination transaction including identifying various suitable acquisition candidates, structuring and negotiating the transaction and assisting in the proxy solicitation of shareholder approval for such acquisition. Messrs. Eitan, Intrater and Shamir continue to serve on the board of directors of Cyalume Technologies Holdings, Inc. Additionally, as Chairman and CEO, Mr. Intrater led the initial public offering of another blank check company, Columbus Acquisition Corporation, which in May 2007 raised $109.8 million. Due to economic conditions, the board and shareholders of Columbus Acquisition Corporation decided to dissolve the entity in June 2009 and distribute the assets held in trust to its shareholders. We believe our management’s prior experience with a blank check company represents a significant competitive advantage.

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

We intend to focus on potential target businesses with valuations between $20 million and $100 million. We believe that our available working capital following our initial public offering, together with the issuance of additional equity and/or the issuance of debt, would support the acquisition of such a target business. The mix of additional equity and/or debt would depend on many factors. The proposed funding for any such acquisition transaction would be disclosed in the registration statement or proxy materials or tender offer materials relating to the required shareholder redemption rights.

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

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular acquisition transaction will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management to our business objective. In evaluating a prospective target business, we expect to conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as review of financial and other information which will be made available to us. Following our due diligence review of Target, we believe that the Target has a very high growth trajectory, which it has demonstrated over the past three years having grown from less than $1 million of revenue in 2010 to over $38 million in 2012. The general industry environment is also positive and aligned to the Target’s business strategy, as there is great pressure on employers to reduce healthcare costs, and the Target’s business model facilitates savings. Management of the Target is also seasoned and each member of the team has relevant experience in much larger companies. Lastly, we believe the stability and visibility of revenues which are recognized over the life of customer contracts also lends the Target to be a public company.

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

Issuance of additional debt or equity

We focused on potential target businesses with valuations between $20 million and $100 million, although we may ultimately not seek to acquire a target business within this valuation range. We determined to value our initial public offering at $20 million in order to facilitate a transaction in our targeted range. We believe that our available working capital following our initial public offering would support the acquisition of such a target business. In addition, we believe that this range is appropriate given that we can issue equity and/or debt securities as part of the consideration to be paid for an acquisition, even in light of the possibility of up to 75.0% redemptions by shareholders who own shares that were acquired in our initial public offering. To consummate such an acquisition we may need to issue additional equity securities and/or incur additional debt financing. As the valuation of the proposed target business moves from the lower end to the higher end of that range, a greater amount of such additional equity or debt would be required. The mix of debt or equity would be dependent on the nature of the potential target business, including its historical and projected cash flow and its projected capital needs and the number of our shareholders who exercise their redemption rights. It would also depend on general market conditions at the time including prevailing interest rates and debt to equity coverage ratios. For example, capital intensive businesses usually require more equity and mature businesses with steady historical cash flow may sustain higher debt levels than growth companies.

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

The manner in which public shareholders may redeem or will have their shares automatically redeemed their shares will depend on the structure of the transaction. We intend to structure our initial acquisition transaction and shareholder redemption rights in one of the following ways:

•	Shareholder Vote: If we structure the initial acquisition transaction as an acquisition that requires shareholder approval, or our management decides to seek shareholder approval of the acquisition transaction, we would prepare a proxy statement containing information in relation to the shareholder vote to approve an acquisition transaction for distribution to our shareholders, which would be sent to our shareholders not more than sixty days nor less than ten days prior to the date of the shareholder vote. Public shareholders voting against a proposed acquisition transaction would be entitled to redeem all or a portion of their callable Series A Shares for a pro rata share of the trust account (initially approximately $10.30 per share). In addition, any public shareholder would have the right to vote for the proposed acquisition transaction and demand that all or a portion of such shareholder’s callable Series A Shares be redeemed for a pro rata share of the trust account in connection with our initial acquisition transaction. This redemption right is only available to our public shareholders and our initial shareholders have agreed not to seek redemption of any shares owned by them, directly or indirectly, whether purchased by them in our initial public offering or in the aftermarket. In connection with a vote required for any initial acquisition transaction, all of our initial shareholders, including all of our officers and directors, have agreed to vote all of the founders’ shares in the same manner as a majority of the public shareholders who vote at the special or annual meeting called for such purpose, and have agreed to vote all of the common stock acquired in our initial public offering or in the aftermarket, including any common stock underlying the units, in favor of such proposed acquisition transaction. We would proceed with an acquisition transaction only if a majority of the public shares voted at the special meeting of shareholders called for the purpose of approving our initial acquisition transaction are voted in favor of the acquisition transaction and public shareholders owning less than 75.0% of the shares sold in our initial public offering exercise their redemption rights. The redemption threshold was set at 75.0% so that we would have more than $5,000,000 in shareholder’s equity following our initial public offering, which means we are not required to comply with Rule 419 of the Securities Act.

•	Pre-Acquisition Transaction Tender Offer: At the discretion of our management and if a shareholder vote is not required by Delaware law, we may structure the acquisition transaction as an acquisition that does not require shareholder approval. Prior to the consummation of such an acquisition transaction, we would initiate a tender offer by filing tender offer documents with the SEC in accordance with Rule 13e-4 and Regulation 14E of the Exchange Act. The tender offer would be for all outstanding callable Series A Shares at a price equal to a pro rata share of the trust account. The tender offer documents would include information similar to that which would be required in connection with a proxy statement compliant with U.S. securities regulations regarding the solicitation of shareholder votes to approve an acquisition transaction, and the closing of the acquisition transaction would be cross-conditioned with the closing of the tender offer.. Our initial shareholders have agreed to not tender any shares they own in such tender offer. We would proceed with an acquisition transaction only if public shareholders owning less than 75.0% of the public shares exercise their redemption rights. The redemption threshold was set at 75.0% so that we would have more than $5,000,000 in shareholder’s equity following our initial public offering, which means we are not required to comply with Rule 419 of the Securities Act.

•	Post-Acquisition Tender Offer: At the discretion of our management and if a shareholder vote is not required by Delaware law, we may structure the acquisition transaction as an acquisition transaction that does not require shareholder approval and that would only require us to engage in a tender offer post-transaction. Prior to the consummation of such an acquisition transaction, we will file a Current Report on Form 8-K with the SEC disclosing that we have entered into a definitive acquisition transaction agreement, we intend to consummate the transaction without a shareholder vote or a pre-acquisition transaction tender offer, and that would include disclosure regarding the target and the proposed transaction similar to what would be included in a proxy statement compliant with U.S. securities regulations regarding the solicitation of shareholder votes to approve an acquisition transaction. After such Form 8-K is on file with the SEC, we would close the acquisition transaction upon satisfaction of all closing conditions and within 30 days of the closing, commence a tender offer by filing tender offer documents with the SEC in accordance with Rule 13e-4 and Regulation 14E of the Exchange Act. The tender offer documents would include the same information about the target business as was contained in the Form 8-K discussed above. The release to us of the proceeds from our initial public offering held in the trust account would be conditioned on the closing of the tender offer. In connection with the post-acquisition tender offer, public shareholders would be subject to a redemption threshold of 75.0%, whereby public shareholders holding less than 75.0% of the public shares exercise their redemption rights. The redemption threshold was set at 75.0% so that we would have more than $5,000,000 in shareholder’s equity following our initial public offering, which means we are not required to comply with Rule 419 of the Securities Act. As provided in our Amended and Restated Certificate of Incorporation, we may not proceed with an acquisition transaction in contemplation of a post-acquisition tender offer if holders of 75.0% or more of the shares sold in our initial public offering may participate in such post-acquisition tender offer. If we structure the acquisition transaction in this manner, then depending on the amount of money our target business requires us to retain in the trust account after shareholders have been given the right to redeem and to ensure that we maintain the 75.0% redemption threshold, we must, after the Current Report on Form 8-K is filed with the SEC, seek that certain shareholders (holders of 5% or more of the public shares who are also accredited investors) elect to convert all of their callable Series A Shares into Series C Shares immediately prior to consummation of the acquisition transaction, with any remaining callable Series A Shares automatically converting to callable Series B Shares on a one-for-one basis immediately following consummation of the acquisition transaction. Regardless of the requirements of our target business, in no event would we be able to seek conversions of less than the amount necessary to maintain the 75.0% threshold.. The automatic conversion of the callable Series A Shares to callable Series B Shares is necessary to avoid the possibility that the shareholders who elect to convert their callable Series A Shares to Series C Shares be deemed to be participating in the post-acquisition tender offer and to have received different (i.e. Series C Shares versus cash equal to a pro rata portion of the trust account) consideration for shares tendered in the offering. We would seek out such shareholders immediately prior to the consummation of the acquisition transaction. The exchange ratio of callable Series A Shares for Series C Shares may be on a one-for-one basis, or at other exchange ratios to be negotiated with the individual shareholders, which means that such shareholders may receive a proportionally greater number of shares than other shareholders would receive in the post-acquisition company. Such opportunity to convert would only be available to these certain shareholders, and not to our other public shareholders. The post-acquisition tender offer would be for all outstanding callable Series B Shares at a price equal to a pro rata share of the trust account (which pro-rata share would be based on the total number of shares issued in our initial public offering). Holders of callable Series A Shares who elect to convert their shares into Series C Shares prior to consummation of the acquisition transaction would not be entitled to participate in the issuer tender offer, while holders of callable Series A Shares that have their shares automatically converted to callable Series B Shares would be entitled to participate in the issuer tender offer. If we fail to commence the issuer tender offer within 30 days after consummation of the acquisition transaction, or if we fail to complete the issuer tender offer within 6 months of consummation of the acquisition transaction (but in no event more than 21 months from the consummation of our initial public offering), then within 5 business days thereafter, we will automatically liquidate the trust account and release to our public shareholders, except for holders of Series C Shares, a pro rata portion of the trust account. The holders of Series C Shares and public warrant holders will continue to hold their securities in us. If we are unable to obtain sufficient conversions to Series C Shares to ensure that we maintain the 75.0% threshold, we will not be able to consummate the acquisition transaction.

•	Post-Acquisition Automatic Trust Liquidation: At the discretion of our management and if a shareholder vote is not required by Delaware law, we may structure the acquisition transaction as an acquisition transaction that does not require shareholder approval and that would only require us to engage in an automatic liquidation of our trust account. This gives us the ability to terminate shareholders’ rights without the consent of shareholders by simply liquidating the trust after an acquisition transaction and, in such event, shareholders will not have the ability to retain their ownership in the company after an acquisition transaction. In addition, if we fail to commence a post-acquisition tender offer within 30 days of consummation of the acquisition transaction, or if we fail to complete the issuer tender offer within 6 months of consummation of the acquisition transaction (but in no event more than 21 months from the consummation of our initial public offering), then we will be required to engage in an automatic liquidation of our trust account. We will follow that same procedures as with a post-acquisition tender offer through closing of the acquisition transaction in connection with a post-acquisition automatic trust liquidation. Such procedures include filing a Current Report on Form 8-K with the SEC disclosing that we have entered into a definitive acquisition transaction agreement, we intend to consummate the transaction without a shareholder vote or a pre-acquisition transaction tender offer, and that would include disclosure regarding the target and the proposed transaction similar to what would be included in a proxy statement compliant with U.S. securities regulations regarding the solicitation of shareholder votes to approve an acquisition transaction, but would not include commencing a tender offer by filing tender offer documents with the SEC in accordance with Rule 13e-4 and Regulation 14E of the Exchange Act.

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

Under the Delaware General Corporation Law, shareholders may be held liable for claims by third parties against a corporation to the extent of distributions received by those shareholders upon liquidation. However, if the corporation complies with certain procedures intended to ensure that it makes reasonable provision for all claims against it, the liability of shareholders with respect to any claim against the corporation is limited to the lesser of such shareholder’s pro rata share of the claim or the amount distributed to the shareholder. In addition, if the corporation undertakes additional specified procedures, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidation distributions are made to shareholders, any liability of shareholders would be barred with respect to any claim on which an action, suit or proceeding is not brought by the third anniversary of the dissolution (or such longer period directed by the Delaware Court of Chancery). While we intend to adopt a plan of distribution making reasonable provision for claims against us in compliance with the Delaware General Corporation Law, we do not intend to comply with these additional procedures, as we instead intend to distribute the balance in the trust account to our public shareholders as promptly as practicable following termination of our corporate existence. Accordingly, any liability our shareholders may have could extend beyond the third anniversary of our termination. We believe this approach balances the interest of our shareholders being protected from third party claims with their interest in receiving liquidation proceeds promptly after our dissolution, and that this approach is consistent with that taken by other Delaware blank check companies. We cannot assure you that any reserves for claims and liabilities that we believe to be reasonably adequate when we adopt our plan of distribution will suffice.. If such reserves are insufficient, shareholders who receive liquidation distributions may subsequently be held liable for claims by our creditors to the extent of such distributions.

Prior to consummation of our initial acquisition transaction, we will seek to have all prospective target businesses we enter into agreements with and all vendors and service providers that we contract with to provide services to us, which we collectively refer to as the contracted parties, execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders. However, there is no guarantee that we will be able to get waivers from all the contracted parties, and there is no guarantee that even if the contracted parties executed such agreements with us that such waivers will be enforceable to prevent the contracted parties from bringing claims against the trust account. Mr. Yaron Eitan, our President, Chief Executive Officer and director, by agreement, will indemnify us for all claims of contracted parties should we fail to obtain valid and enforceable waivers from such parties. We have questioned Mr. Eitan on his financial net worth and reviewed his financial information and believe he will be able to satisfy any indemnification obligations that may arise up to $3.5 million (an amount we believe will be sufficient to satisfy any potential indemnification obligations), although there can be no assurance of this. However, for example, Mr. Eitan is the direct and indirect beneficial owner of not less than 855,000 shares of Cyalume Technologies Holdings, Inc., which shares are quoted on the OTC Bulletin Board and had a closing sale price of $2.47 per share on March 11, 2013, for an aggregate value of approximately $2.11 million. In addition, Mr. Eitan has provided us with documentation indicating that he has capital accounts in private investments equal to not less than $770,000, which we believe have a value in excess of that amount, and real estate holdings with unencumbered value in excess of $650,000 based on a recent valuation, which holdings may not be liquid. Mr. Eitan is under no obligation to us to preserve his assets or provide us with information regarding changes in his ability to satisfy these obligations. Notwithstanding the foregoing, if we become aware of a material change in Mr. Eitan’s ability to satisfy such obligations, we will make such information public by filing a Current Report on Form 8-K. Our board of directors has a fiduciary obligation to our shareholders to bring a claim against Mr. Eitan to enforce his indemnification obligations.

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

Our Acquisition Transaction Plans

On January 25, 2013, we entered into an Agreement for the acquisition of Target. Below is a summary of the key terms of such acquisition.

Acquisition Consideration

Holders of all of the issued and outstanding shares of common stock of Target immediately prior to the time of the Merger shall, by virtue of the Merger and without any action on the part of any of the parties to the Agreement, have each of their shares of common stock of Target converted into the right to receive; (i) a proportional amount of 5,200,000 shares of Selway common stock and promissory notes with an aggregate face value of $7,500,000 (collectively, the “Closing Payment”), plus (ii) a proportional amount of up to 2,800,000 shares of Selway common stock, if any, (the “Earnout Payment Shares”) issuable upon the combined company achieving certain consolidated gross revenue thresholds as more fully described below, plus (iii) the right to receive a proportional amount of the proceeds from the exercise of certain warrants being issued to Selway Capital Holdings, LLC, a Delaware limited liability company, Selway’s sponsor, as more fully described below. A portion of the Closing Payment (520,000 shares and promissory notes with an aggregate face value of $750,000) is being placed in escrow for a period of 12 months following the Merger to satisfy indemnification obligations of the Target, if any, as more fully described below. The promissory notes included in the Closing Payment will be non-interest bearing and subordinated to all senior debt of the combined company in the event of a default under such senior debt. The notes will be repaid from 75% of 25% of the combined company’s free cash-flow (defined as in the notes) in excess of $2,000,000. The combined company will be obligated to repay such notes if, among other events, there is a transaction that that results in a change of control of the combined company.

The Earnout Payment Shares, if any, will be issued as follows: (i) 1,400,000 shares if the combined company achieves consolidated gross revenue of $150,000,000 for the twelve months ended March 31, 2014 or June 30, 2014; and (ii) 1,400,000 shares if the combined company achieves consolidated gross revenue of $300,000,000 for the twelve months ended March 31, 2015 or June 30, 2015. In the event the combined company does not achieve the first earnout threshold, but does achieve the second earnout threshold, then all of the Earnout Payment Shares shall be issued. If the combined company consolidates, merges or transfers substantially all of its assets prior to June 30, 2015 at a valuation of at least $15.00 per share, then all of the Earnout Payment Shares not previously paid out shall be issued immediately prior to such transaction. If, prior to achieving either earnout threshold the combined company acquires another business in exchange for its equity or debt securities, then any remaining earnout thresholds may be adjusted by the independent members of the combined company’s board of directors in their sole discretion.

In connection with a bridge financing (the “Bridge Financing”) completed by the Target in September 2012, the Target issued 59.25 units, each unit consisting of 10,000 preferred shares and a promissory note with a face value of $100,000. At the time of the Merger holders of all of the issued and outstanding shares of preferred stock of Target will, by virtue of the Merger and without any action on the part of any of the parties to the Agreement, have each of their shares of preferred stock of Target converted into the right to receive a proportional amount of 592,500 shares of Selway common stock. In accordance with the terms of the promissory notes issued in the Bridge Financing, at the time of the Merger such notes shall automatically be converted into the right to receive the applicable portion of 592,500 shares of Selway common stock, provided, however, that if the holder of such note owns shares issued in Selway’s initial public offering and agrees to waive their redemption rights with respect to such shares, then a proportional portion of their notes will not be converted to shares and will become due as of the completion of the Merger.

Certain customers of Target currently hold warrants to purchase 2,000,000 shares of Target at an exercise price of $1.00 per share. At the time of the Merger, by virtue of the Merger and without any action on the part of any of the parties to the Agreement, such warrants shall convert into the right to receive warrants to purchase an aggregate of 85,000 shares of Selway common stock at an exercise price of $7.50 per share (the “Customer Payment Warrants”).

Upon completion of the Merger, certain members of the Target’s management will receive promissory notes with an aggregate face value of $2,500,000 (the “Management Incentive Notes”), which notes will be non-interest bearing and subordinated to all senior debt of the combined company in the event of a default under such senior debt. The Management Incentive Notes will be repaid from 25% of 25% of the combined company’s free cash-flow (defined as in the notes) in excess of $2,000,000. The combined company will be obligated to repay such notes if, among other events, there is a transaction that that results in a change of control of the combined company.

Certain members of the Target’s management will be entitled to receive a portion of an aggregate of 1,500,000 shares of Selway common stock (the “Management Incentive Shares”), which shares will vest in three equal installments of 500,000 shares on each of September 30, 2013, June 30, 2014 and June 30, 2015. If the combined company consolidates, merges or transfers substantially all of its assets prior to June 30, 2015 at a valuation of at least $15.00 per share, then all of the Management Incentive Shares will vest immediately before, and subject to, the consummation of such transaction.

Amendment to Sponsor Warrants

In connection with Selway’s initial public offering, Selway’s sponsor acquired warrants to purchase an aggregate of 2,333,333 shares of Selway common stock at an exercise price of $7.50 per share for an aggregate purchase price of $1,750,000. At the time of the Merger, by virtue of the Merger and without any action on the part of any of the parties to the Agreement, such warrants will convert into the right to receive: (i) an aggregate of 100,000 shares of Selway common stock, and (ii) warrants to purchase an aggregate of 1,000,000 shares of Selway common stock at an exercise price of $10.00 per share (the “Exchange Warrants”). The proceeds from the exercise of the Exchange Warrants will be paid: (i) 75% to the holders of all of the issued and outstanding shares of common stock of Target immediately prior to the time of the Merger, and (ii) 25% to certain members of the Target’s management. The Exchange Warrants are only exercisable for cash, may not be exercised on a cashless basis, and must be exercised if the closing price for the combined company’s common stock exceeds $12.00 per share for 20 trading days in any 30-trading-day period.

Incentive Warrants

Pursuant to the terms of the Agreement, Selway may issue warrants to purchase up to 175,000 shares of common stock of Selway with an exercise price of $7.50 per share (the “Customer Incentive Warrants”) to an existing customer of Target. Similarly, pursuant to the terms of the Agreement, the Target may secure new customer agreements for the provision of services by the Target, and the combined company shall, for every $10,000,000 in new receivables related to such new customer agreements, issue warrants to purchase an aggregate of 15,000 shares of Selway common stock at an exercise price of $10.00 per share (the “Other Customer Incentive Warrants”).

Target Stockholder Approval; Appraisal Rights

Pursuant to the terms of the Agreement, the stockholders of Target must approve the Agreement and the Merger by February 28, 2013. Concurrently with the execution of the Agreement, Selway, Target and certain holders of Target common stock representing a majority of the outstanding shares of Target common stock entered into a voting agreement, pursuant to which such holders have agreed to approve the Agreement and the Merger, subject to a change in recommendation by the board of directors of Target, in which case such voting agreement would be terminated. Holders of Target’s common stock who are not party to the voting agreement will have the right to dissent from the Merger and assert appraisal rights in accordance with New Jersey Law. On February 27, 2013, at a special meeting of stockholders, the Target stockholders approved the Agreement and the Merger.

The Agreement and the Merger are not subject to stockholder approval by Selway’s stockholders, and such stockholders will not have appraisal rights. Holders of shares issued in Selway’s initial public offering have the right to redeem such shares for a pro rata portion of the trust account established in connection with the initial public offering in accordance with Selway’s amended and restated certificate of incorporation and bylaws. Stockholders who waive their right to redeem their shares prior to the Merger will have their shares converted to Selway’s Series C Shares. All other holders of shares issued in Selway’s initial public offering will have their shares automatically converted to Series B Shares upon completion of the Merger in accordance with the amended and restated certificate of incorporation and bylaws of Selway.

Representations; Covenants

Each of the parties to the Agreement have made customary representations to the other parties to the Agreement.

The Target has covenanted to: (i) conduct its business prior to the Merger in the ordinary course consistent with past practices; (ii) grant Selway access to information relating to the business of Target; (iii) notify Selway of certain events; (iv) provide interim financial information on a rolling basis and to provide audited financial statements for the years ended December 31, 2012 and 2011 by February 28, 2013; (v) secure confidentiality and non-competition agreements from the Target’s key personnel to the extent not already secured; (vi) obtain stockholder approval of the Agreement and the Merger by February 28, 2013; (vii) maintain confidential certain information relating to Selway and the Agreement; and (viii) use its best efforts to obtain certain consents and government approvals required to complete the Merger. Further, the board of directors of the Target has covenanted, with certain limited exceptions for fulfillment of fiduciary obligations, to recommend the approval of the Agreement and the Merger by the stockholders of Target.

Selway has covenanted to: (i) register certain securities being issued pursuant to the Agreement and the Merger; and (ii) comply with certain matters relating to the trust account established in connection with Selway’s initial public offering.

All parties have covenanted to: (i) use their best efforts to complete the Merger; (ii) maintain certain information confidentially; (iii) comply with certain tax related matters; (iv) prepare the required SEC filings in connection with the Agreement and Merger; (v) provide certain financial information; (vi) take steps to commence a tender offer of shares issued pursuant to Selway’s initial public offering; (vii) settle certain liabilities; and (viii) comply with certain agreements entered into in connection with Selway’s initial public offering.

Conditions to Closing

The obligation of each party to complete the Merger and other transactions contemplated by the Agreement are conditioned on the satisfaction of the following conditions: (i) the Target stockholders approving the Agreement and the Merger; (ii) the absence of a prohibition to the Merger under any applicable law; (iii) the absence of any lawsuit seeking to enjoin the Merger; and (iv) holders of not less than 25% of the shares issued in Selway’s initial public offering having agreed to convert such shares to Series C Shares.

The obligation of Selway to complete the Merger and the other transactions contemplated by the Agreement are conditioned, among other things, on the satisfaction of the following conditions: (i) the Target having duly performed all of its obligations; (ii) all of the Target’s representations and warranties being materially true, correct and complete; (iii) the absence of any material adverse change or material adverse effect; (iv) holders of less than 10% of Target’s common stock having exercised their appraisal rights; (v) receipt of all necessary consents and governmental approvals; (vi) receipt of an opinion relating to New Jersey law from Target’s counsel; (vii) delivery of all additional agreements to be delivered at the time of the Merger; and (viii) delivery of Target’s audited financial statements for the years ended December 31, 2012 and 2011.

The obligation of Target to complete the Merger and the other transactions contemplated by the Agreement are conditioned, among other things, on the satisfaction of the following conditions: (i) Selway having duly performed all of its obligations; (ii) delivery of all additional agreements to be delivered at the time of the Merger; (iii) Selway having entered into agreements providing for net cash to the combined company of not less than $11,000,000; and (iv) Selway having entered into agreements providing for a credit facility for the combined company of not less than $4,000,000.

Indemnification; Escrow of Closing Payment

If the Target violates, misrepresent or breaches any of its representations, warranties, and covenants, it has agreed to indemnify Selway up to 10% of the Closing Payment. For that purpose, of the Closing Payment, an aggregate of 520,000 shares and promissory notes with an aggregate face value of $750,000 are being held in escrow for a period of 12 months following the Merger in order to satisfy any indemnification obligations of the Target. If Selway violates, misrepresent or breaches any of its representations, warranties, and covenants, it has agreed to indemnify the Target stockholders up to 10% of the Closing Payment, payable in cash (up to $5,950,000). For purposes of the indemnification provisions of the Agreement, each share included in the Closing Payment will be deemed to be worth $10.00, and the promissory notes will be deemed to be worth their face value.

Termination

Either party may terminate the agreement in the event that the Merger has not taken place by March 8, 2013, or if Selway has not been able to enter into agreements providing for a credit facility for the combined company of not less than $4,000,000 prior to February 28, 2013, if there is not material breach of the agreement by the terminating party, in which case each party shall bear their own expenses. No party has terminated the agreement as of the date hereof. Selway may terminate the agreement if the approval of the board of directors of Target of the Agreement is not in effect or there is a lawsuit initiated or court order in effect that would prevent or delay the Merger to later than March 31, 2013; provided that, upon termination due to any of the foregoing, the Target must issue to Selway warrants to purchase shares equal to 4.9% of the issued and outstanding shares of common stock of Target at the time of such termination. Upon a default, the non-defaulting party may terminate the Agreement upon 10 business days’ notice, subject to such breach being cured prior to the earlier of March 8, 2013, and the expiration of such 10 business days’ notice.

Board of Directors of the Combined Company; Voting Agreement

The agreement provides that, for the two year period following the Merger, Gary Sekulski, as the representative of the stockholders of Target, will designate three persons to the combined company’s board of directors, Edmundo Gonzalez, as Selway’s representative, will designate one person to the combined company’s board and such designees will unanimously designate three persons to the combined company’s board of directors, pursuant to the terms of a voting agreement to be entered into at closing.

Registration Rights

We have agreed to register all shares included in the Closing Payment, the Earnout Payment Shares, the shares underlying the Exchange Warrants, and the shares issued as compensation for the Bridge Financing pursuant to the terms of a Registration Rights Agreement to be entered into at closing or pursuant to the terms of such securities.

Post-Merger Tender Offer

Following the Merger, we will be required to commence a tender offer to grant holders of shares issued in our initial public offering the right to redeem such shares for a pro rata portion of the trust account set up at the time of the initial public offering, all in accordance with Selway’s amended and restated certificate of incorporation and bylaws.

In accordance with our amended and restated certificate of incorporation and bylaws, and as described in its initial public offering prospectus, prior to the consummation of the Merger, we will file a Current Report on Form 8-K with the SEC that will include disclosure regarding the Target and the Merger similar to what would be included in a proxy statement compliant with U.S. securities regulations regarding the solicitation of stockholder votes to approve the Merger. After the Merger, we will commence an issuer tender offer for all of our Series B Shares, which will consist of all public shares for which the applicable holder has not elected to waive redemption rights and convert such shares to Series C Shares.

If we are unable to consummate an acquisition transaction by May 14, 2013 (18 months from the consummation of our initial public offering), we will dissolve and liquidate and distribute our trust account, plus any remaining net assets to our public shareholders. If we fail to commence the tender offer within 30 days of consummation of the Merger, or we fail to complete the tender offer within 6 months of consummation of the Merger (but in no event later than August 7, 2013), then we will automatically liquidate the trust account and release to our Series B stockholders a pro rata portion of the trust account. The holders of Series C Shares and public warrant holders will continue to hold their securities in Selway.

Facilities

We currently maintain our executive offices in an approximately 500 sq. foot suite at 900 Third Avenue, 19th Floor, New York, NY 10022. We paid $5,000 per month to Selway Capital LLC for this office space, administrative services and secretarial support from November 7, 2011 to May 7, 2012. Selway Capital LLC has agreed to continue to provide office space, administrative services and secretarial support without further payment from May 7, 2012 until we complete an acquisition transaction or distribute or liquidate the trust account. We consider our current office space adequate for our current operations. Selway Capital LLC is an affiliate of certain of our officers and directors, namely Messrs. Eitan and Gonzalez. We believe, based on rents and fees for similar services in New Jersey, where our executive offices were located prior to May 7, 2012, that the fees that were charged by Selway Capital LLC were at least as favorable as we could have obtained from unaffiliated persons.

Employees

As of December 31, 2012, we have four officers and no employees. These individuals are not obligated to devote any specific number of hours to our business and intend to devote only as much time as they deem necessary to our business. We intend to hire consultants in order to assist us in the search, due diligence for and consummation of an acquisition transaction.

ITEM 1A.       RISK FACTORS

As a smaller reporting company we are not required to make disclosures under this Item.

ITEM 1B.        UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.           PROPERTIES

We do not own any real estate or other physical properties materially important to our operations. Our principal executive offices are located at 900 Third Avenue, 19th Floor, New York, NY. Until May 7, 2012, we paid $5,000 per month to Selway Capital LLC, an affiliate of Yaron Eitan, our Chief Executive Officer and a director, and Edmundo Gonzalez, our Chief Financial Officer and a director, for this office space, administrative services and secretarial support. Since May 7, 2012, we have been using this office space free of charge. We consider our current office space adequate for our current operations.

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

The table below sets forth the quarterly high and low bid quotations of our callable Series A Shares, warrants, and units as reported on the OTC Bulletin Board for the period from December 16, 2011 (the date on which our callable Series A Shares and warrants were first quoted on the OTC Bulletin Board) through December 31, 2012 and for the period from November 8, 2011 (the date on which our units were first quoted on the OTC Bulletin Board) through December 31, 2012. Such over the counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Callable Series A Shares		Warrants		Units
Quarter Ended	High	Low	High	Low	High	Low
December 31, 2011	$9.95	$9.25	$0.75	$0.10	$10.00	$9.90
March 31, 2012	$9.60	$9.60	$0.43	$0.25	$9.91	$9.90
June 30, 2012	$9.60	$9.60	$0.51	$0.28	$10.10	$9.91
September 30, 2012	$9.95	$9.60	$0.52	$0.41	$10.20	$9.97
December 31, 2012	$10.20	$9.92	$0.83	$0.52	$11.50	$10.20

Holders of Record

At March 11, 2013, there were 2,500,000 shares of our common stock outstanding, consisting of 2,000,000 callable Series A Shares held by 1 shareholder of record and 500,000 Series C Shares held by 1 shareholder of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

From completion of our initial public offering through December 31, 2012, we have spent approximately $171,220 on operating expenses.

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

Overview

We are a blank check company incorporated in Delaware on January 12, 2011 for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets that we have not yet identified. We have neither engaged in any operations nor generated any income to date, other than activities relating to seeking a business to acquire following our initial public offering. Although we are not limited to a particular geographic region or industry, we intend to focus on operating businesses in the United States.

On November 14, 2011 we closed our initial public offering of 2,000,000 units at a price of $10.00 per unit. Immediately prior to the closing of the initial public offering, we sold 2,333,333 warrants to our sponsor for $0.75 per warrant. We have deposited $20,600,000 (including $400,000 of deferred underwriting commissions) from the initial public offering and private placement of warrants, net of fees and offering expenses, in a trust account for the benefit our public shareholders. We believe that we have sufficient funds available to complete our efforts to effect a initial acquisition transaction with an operating business by May 14, 2013 (the date on which we must commence liquidation if we have not completed an initial acquisition transaction).

Results of Operations

For the year ended December 31, 2012, we had a net loss of $2,583,950, consisting of interest and dividend income of $17,474 less costs attributable to general and administrative expenses of $348,091 and non-cash expenses attributable to the change in the fair value of warrants of $2,253,333. The general and administrative costs incurred costs incurred during the year ended December 31, 2012 predominantly reflect costs associated with being a public company including legal, financial reporting and accounting expenses. For the period January 12, 2011 (date of inception) to December 31, 2011, we had a net loss of $115,564 consisting of interest and dividend income of $129 less costs attributable to general and administrative expenses of $115,693.

Liquidity and Capital Resources

On November 14, 2011 we closed our initial public offering of 2,000,000 units at a price of $10.00 per unit, with gross proceeds of $20,000,000. Immediately prior to the closing of the initial public offering, we sold 2,333,333 warrants to our sponsor for $0.75 per warrant, with gross proceeds of approximately $1,750,000. Each unit in the initial public offering consisted of one share of common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $7.50. Our common stock and warrants started trading separately as of December 16, 2011. We deposited $20,600,000 (including $400,000 of deferred underwriting commissions) from the initial public offering and private placement of warrants, net of fees and offering expenses, in a trust account for the benefit our public shareholders. We believe that we have sufficient funds available to complete our efforts to effect an initial acquisition transaction with an operating business within the required 18 months from November 14, 2011.

The net proceeds from the sale of our units in the initial public offering, after deducting certain offering expenses of $1,525,909, including underwriting discounts of $500,000, deferred underwriting discounts of $400,000 and $100,000 to be paid to Loeb & Loeb LLP only if we consummate an initial acquisition transaction, were $18,474,091. Additionally, net proceeds from the sale of private placement warrants totaled approximately $1,750,000. Aggregate net proceeds from the sale of warrants and units totaled $20,224,091. Except for interest that is earned on the funds contained in the trust account that may be released to us to be used as working capital, we will not be able to access the amounts held in the trust until we consummate an initial acquisition transaction. The amounts held outside of the trust account are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

From January 12, 2011 (the date of our inception) through December 31, 2012, we had operating expenses of $463,784.

The net proceeds deposited into the trust fund remain on deposit in the trust account earning interest. As of December 31, 2012, we had approximately $20,600,086 held in the trust account, which includes deferred underwriting fees of $400,000. During the twelve months ended December 31, 2012, $15,735 of cash was withdrawn from the trust account to fund working capital. As of December 31, 2012, we had $5,036 outside the trust account to fund our working capital requirements.

We intend to use substantially all of the net proceeds of the initial public offering to acquire one or more target businesses, and will use a portion of the interest earned on the trust account together with the funds not held in trust to identify and evaluate prospective target businesses, to select one or more target businesses, and to structure, negotiate and consummate an initial acquisition transaction. We do not believe we will need to raise additional funds following the initial public offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds were required to consummate an initial acquisition transaction. Such debt securities may include a working capital revolving debt facility or a longer term debt facility. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of an initial acquisition transaction.

From November 14, 2011 through May 7, 2012, we incurred a fee of $5,000 per month to Selway Capital LLC for office space, administration services and secretarial support. Since we had not completed an initial acquisition transaction by May 7, 2012, Selway Capital LLC has agreed to provide such services free of charge until we complete an initial acquisition transaction or are forced to liquidate.

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

Contractual Obligations

At December 31, 2012, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than: (1) $100,000 due to Loeb & Loeb LLP, our counsel, which will only be due if we close a Business Transaction, and (2) $20,000 due to Vintage Filings, our financial filing and printing firm, which will only be due if we close a Business Transaction. The full amount potentially owed to Loeb & Loeb LLP and Vintage Filings, has been reflected on our balance sheet.

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

Warrant Liability

We account for the warrants issued in connection our initial public offering and the private placement in accordance with the guidance on Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which provides that we classify the warrant instrument as a liability at its fair value and adjust the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

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

ITEM 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2012, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive and financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Management evaluates the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control - Integrated Framework. Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, assessed the effectiveness of our internal control over financial reporting as of December 31, 2012, and concluded that it is effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report on internal control over financial reporting was not subject to attestation by the Company’s independent registered public accounting firm pursuant to an exemption for smaller reporting companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.          OTHER INFORMATION

None.

part III

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of March 11, 2013.

Name	Age	Position
Yaron Eitan	56	President, Chief Executive Officer and Director
Edmundo Gonzalez	40	Chief Financial Officer and Director
Yair Shamir	67	Chairman
Jarret Fass	32	Vice President
Doron Cohen	60	Director
Andrew Intrater	50	Director

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

Edmundo Gonzalez has been our Chief Financial Officer and a director since inception. Mr. Gonzalez has worked with Mr. Eitan since 1999. Mr. Gonzalez joined SCP Partners as a principal in 2007, and has worked on dozens of transactions with Mr. Eitan since that time, including investments in portfolio companies, acquisitions, mergers and sales. From May 2004 to September 2007, he served as Vice President of Sales and Marketing for Software Technology, Inc., an educational software company and portfolio company of SCP Partners. From October 1999 to April 2004, he held various positions including Chief Operating Officer at TestU, an online education company, which was sold to Software Technology, Inc. in 2004. Previously, Mr. Gonzalez served as a consultant at PricewaterhouseCoopers Management Consulting (now IBM Business Consulting) from September 1995 to September 1999, where he consulted to Fortune 500 clients in the media, telecom and publishing industries. Mr. Gonzalez graduated with a bachelor’s degree from Harvard University and received an M.B.A. from Columbia Business School.

Yair Shamir has been our Chairman and a member of our Board of Directors since April 28, 2011. Mr. Shamir has served as Chairman and Managing Partner of Catalyst Investments L.P. since August 2000. Since 2009, Mr. Shamir has also served as the Chairman of the Shalem Center, a research and educational institute dedicated to developing and transmitting ideas in the areas most crucial to the intellectual and public life of the Jewish people, and as the Chairman of Gvahim, a non-profit and public sector entity, which assists qualified “olim” from around the world in realizing their professional aspirations in Israel and provides them with a strong social anchor for a successful Alyah. From 2005 to 2007, Mr. Shamir was the Chairman of Shamir Optical Industry Ltd.. (NASDAQ: SHMR). From 2004 to 2005, Mr. Shamir served as the Chairman of El Al, Israeli Airlines, and led the privatization process of the firm. From 1997 to 2010, Mr. Shamir also served as the CEO and Chairman of VCON Telecommunications Ltd., a developer and manufacture of networked video over internet protocol solutions. From July 2005 to July 2011, he served as Chairman of Israel Aerospace Industries. Prior to 1997, Mr. Shamir served in various positions, including as Executive Vice President of the Challenge Fund – ETGAR L.P., an investment firm in Israel, as Chief Executive Officer of Elite Food Industries, Ltd., a multinational group of good products companies, and as Executive Vice President and General Manager of Scitex (ISRAEL) Corporation, a supplier of computer graphics systems. Mr. Shamir served in the Israeli Air Force as a pilot and commander from 1963 to 1988. During his term in the Air Force, Mr. Shamir attained the rank of colonel and served as head of the electronics department, the highest professional electronics position within the Air Force. Mr. Shamir currently serves as a director of four publicly-traded companies: DSP Group Corporation (NASDAQ: DSPG), Orckit Communications Ltd. (NASDAQ: ORCT), Commtouch Software Ltd. (CTCH) and Cyalume Technologies Holdings, Inc. (CYLU.OB). He is also a director of a few private high-tech companies and on the board of the Technion, Israel Institute of Technology. Mr. Shamir holds a B.Sc. Electronics Engineering from the Technion, Israel Institute of Technology.

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

Jarret Fass has been our Vice President since inception. Mr. Fass joined Selway Capital LLC in June 2009 and focuses on all elements of portfolio company management including strategic oversight, add-on mergers and acquisitions, sell-side transactions, recapitalizations as well as new investment sourcing and evaluation. He has held various positions at Selway Capital portfolio companies including responsibility for Corporate Strategy for Cyalume Technologies Holdings, Inc. and as General Manager of Square1, an enterprise software marketing technology firm. Prior to joining Selway Capital, from 2002 to 2007, Mr. Fass spent over five years at Bear Stearns in New York, where he most recently was an Associate in the firm’s Corporate Strategy Group focusing on the evaluation of mergers and acquisitions transactions and other ventures for the investment bank. He has an M.B.A. from Columbia Business School and a B.A. from Connecticut College.

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

Andrew Intrater has been a Director since inception. Mr. Intrater has been the Chief Executive Officer of Columbus Nova, a private investment firm, since January 2000. Mr. Intrater has also been a director of Renova Media Enterprises Ltd. since 2007, and previously served as Chairman of the Board of Directors of Moscow Cablecom Corp., a Moscow-based broadband multi-system operator (MSO), from January 2005 to July 2007 until it was acquired by Renova Media Enterprises Ltd. in July 2007. Each of Renova Media Enterprises Ltd. and Columbus Nova are affiliates of the Renova Group. Renova Group, a large Russian strategic investor, invests in the metallurgical, oil, machine engineering, mining, chemical, construction, housing & utilities and financial sectors. Columbus Nova is the U.S.-based affiliate of the Renova Group of companies. In his role as the Head of Columbus Nova’s private equity effort, Mr. Intrater completed a $51-million equity/debt investment in 2005 for a controlling stake in Moscow Cablecom Corp. Mr. Intrater has been a member of the Boards of Directors of CIFC Corp. (formerly known as Deerfield Capital Corp.) (NASDAQ: DFR) since June 2010, Cyalume Technologies Inc. (OTCBB: CYLU) since September 2009 and Renova Media Enterprises, Ltd. since 2007. From 1992 to 1999, Mr. Intrater served as President and Chief Operating Officer and served on the board of Oryx Technology Corp. (Pink Sheets: ORYX) and its predecessor, Advanced Technology Inc., a leading manufacturer of semi-conductor testing equipment, based in Silicon Valley. While at Oryx, Mr. Intrater led its 1994 IPO and oversaw two strategic acquisitions, including the purchase of Zenith’s power converter division. Mr. Intrater also previously served as a director and chairman of the Audit Committee of HQ Sustainable Maritime Industries, Inc. from June 2007 until he resigned from those positions in April 2011, and as a director of White Energy, Inc., which filed for bankruptcy in 2009, from May 2006 to August 2010. From May 2007 to June 2009, Mr. Intrater was the Chairman and Chief Executive Officer of Columbus Acquisition Corp., a blank check company that, due to the economic turmoil in 2008, was unable to successfully complete an acquisition transaction within the required time frame and dissolved in June 2009. Mr. Intrater received a B.S. from Rutgers University and performed graduate work in Materials Science at Columbia University. Mr. Intrater brings to the Board over 26 years of experience in general management, including business and transaction experience obtained from leadership roles in the technology and asset management sectors, as well as over 17 years of service on the boards of directors of other public companies.

Our directors and officers will play a key role in identifying, evaluating, and selecting target businesses, and structuring, negotiating and consummating our initial acquisition transaction. Except as described below, none of these individuals is currently a principal of or affiliated with a public company or blank check company that executed a business plan similar to our business plan. We believe that the skills and experience of these individuals, their collective access to acquisition opportunities and ideas, their contacts, and their transaction expertise should enable them to identify successfully and effect an acquisition transaction, although we cannot assure you that they will, in fact, be able to do so.

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

Code of Ethics

We intend to adopt a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws.

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

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

We agreed to pay to Selway Capital LLC a total of $5,000 per month for office space, administrative services and secretarial support for a period commencing on November 7, 2011 through May 7, 2012. Selway Capital LLC has agreed to continue to provide office space, administrative services and secretarial support without further payment from May 7, 2012 until we complete our initial acquisition or distribute or liquidate the trust account. Selway Capital LLC, an affiliate of certain of our officers and directors, namely Messrs. Eitan and Gonzalez. This arrangement was agreed to by Selway Capital LLC for our benefit and is not intended to provide Messrs. Eitan or Gonzalez compensation in lieu of a management fee or other remuneration, because it is anticipated that the expenses to be paid by Selway Capital LLC will approximate the monthly reimbursement. We believe that such fees are at least as favorable as we could have obtained from an unaffiliated third-party.

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

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth as of March 15, 2013 the number of shares of our common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our common stock; (ii) each director; (iii) each of the named executive officers in the Summary Compensation Table; and (iv) all directors and executive officers as a group. As of March 15, 2013, we had 2,500,000 shares of common stock issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them. The following table does not include the placement warrants as these warrants are not exercisable within 60 days of March 15, 2013. All shares have identical voting rights.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Shares (2)

Andrew Intrater	500,000(3)	20.0%
Yaron Eitan	500,000(3)	20.0%
Edmundo Gonzalez	500,000(3)	20.0%
Doron Cohen	500,000(3)	20.0%
Jarret Fass	500,000(3)	20.0%
Yair Shamir	500,000(3)	20.0%
All directors and executive officers as a group (6 individuals)	500,000(3)	20.0%
Selway Capital Holdings, LLC	500,000(3)	20.0%
AQR Capital Management, LLC	999,500(4)	19.9%
Polar Securities Inc.	247,000(5)	9.9%
Bulldog Investors	371,000(6)	14.8%
Brooklyn Capital Management	371,000(6)	14.8%

(1)	Unless otherwise noted, the business address for each of our beneficial owners is c/o Selway Capital Acquisition Corporation; 900 Third Avenue 19th floor, New York, NY 10022.

(2)	Based on 2,500,000 shares of common stock outstanding upon consummation of our initial public offering, including 500,000 Series C Shares held by our founders and 2,000,000 callable Series A Shares underlying the units sold in the initial public offering. Does not include (i) shares underlying the redeemable warrants included in the units, and (ii) shares of common stock underlying the placement warrants which will not become exercisable within the next 60 days.

(3)	Represents 500,000 Series C Shares held of record by Selway Capital Holdings LLC. Messrs. Eitan, Gonzalez, Cohen, Fass and Shamir, together with Selway Capital LLC and CN-SCH, LLC, share voting and dispositive power over the founders’ shares owned by Selway Capital Holdings. Selway Capital LLC is controlled by Messrs. Eitan and Gonzalez. The business address of Selway Capital LLC is 900 Third Avenue, 19th Floor, New York, NY 10022. CN-SCH, LLC is wholly-owned by Bounty Investments, LLC. Mr. Andrew Intrater is the Chief Executive Officer of each of CN-SCH, LLC and Bounty Investments, LLC. The business address of each of Mr. Intrater, CN-SCH, LLC and Bounty Investments, LLC is 900 Third Avenue, 19th Floor, New York, NY 10022. Mr. Intrater has voting and dispositive power over the founders’ shares attributable to CN-SCH, LLC and Bounty Investments, LLC.

(4)	Based on a Schedule 13G/A filed on February 14, 2013 by AQR Capital Management, LLC. AQR Capital Management, LLC serves as the investment manager to the AQR Diversified Arbitrage Fund, an open-end registered investment company, which holds 16.6% of the total listed above. The address of the business office of each of the foregoing reporting persons is Two Greenwich Plaza, 3rd floor, Greenwich, CT 06830.

(5)	Based on a Schedule 13G/A filed on February 14, 2013 by Polar Securities Inc. and North Pole Capital Master Fund. The address of the business office of each of the foregoing reporting persons is 401 Bay Street, Suite 1900, P.O. Box 19, Toronto, Ontario M5H 2Y4, Canada.

(6)	Based on a Schedule 13G filed on November 10, 2011 by Bulldog Investors, Brooklyn Capital Management, Phillip Goldstein and Andrew Dakos. Phillip Goldstein and Andrew Dakos are principals of Bulldog Investors. Clients of Phillip Goldstein and Andrew Dakos are entitled to receive dividends and sales proceeds. The power to vote or direct the vote of 99,000 shares is shared. The address of the business office of each of the foregoing reporting persons is Park 80 West, 250 Pehle Ave., Suite 708, Saddle Brook, NJ 07663.

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

The holders of the founders’ shares, as well as the holders of the placement warrants (and underlying securities), are entitled to registration rights pursuant to an agreement dated November 7, 2011. The holders of the majority of these securities are entitled to make up to two demands that we register such securities. The holders of the founders’ shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares are to be released from escrow. The holders of a majority of the placement warrants (or underlying securities) can elect to exercise these registration rights at any time after we consummate an acquisition transaction. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of an initial acquisition transaction. We will bear the expenses incurred in connection with the filing of any such registration statements.

We agreed to pay to Selway Capital LLC a total of $5,000 per month for up to six months for office space, administrative services and secretarial support for a period commencing on November 7, 2011 through May 7, 2012. Selway Capital LLC has agreed to continue to provide office space, administrative services and secretarial support without further payment from May 7, 2012 until we complete an initial acquisition transaction or distribute or liquidate the trust account. Selway Capital LLC is an affiliate of certain of our officers and directors, namely Messrs. Eitan and Gonzalez. This arrangement was agreed to by Selway Capital LLC for our benefit and is not intended to provide Messrs. Eitan and Gonzalez compensation. We believe that such fees are at least as favorable as we could have obtained from an unaffiliated third-party.

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

As of immediately prior to our initial public offering, Selway Capital Holdings, LLC had loaned us an aggregate of $160,500 to cover expenses related to our initial public offering. The loans were payable without interest on the consummation of the offering. We repaid these loans from the proceeds of our initial public offering not being placed in the trust account.

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

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

Public Accounting Fees

The following chart sets forth public accounting fees in connection with services rendered by McGladrey LLP, our independent registered public accounting firm, from inception to December 31, 2012.

McGladrey LLP
	2012	2011
Audit Fees	$48,000	$121,000
Audit-Related Fees	$-	-
Tax Fees	$-	-
All Other Fees	$-	-

Audit fees were for professional services rendered by McGladrey LLP for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Forms 10-Q, and services that are normally provided by McGladrey LLP in connection with statutory and regulatory filings or engagements for that fiscal year, including in connection with our initial public offering.

McGladrey LLP did not bill any other fees for services rendered to us during the fiscal years ended December 31, 2012 and 2011 for assurance and related services in connection with the audit or review of our financial statements.

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

Exhibit No.	Description
1.1	Underwriting Agreement (2)
3.1	Certificate of Incorporation (1)
3.2	Bylaws (1)
3.3	Amended and Restated Certificate of Incorporation (2)
3.4	Certificate of Amendment of the Certificate of Incorporation (1)
3.5	Certificate of Amendment of the Certificate of Incorporation (1)
3.6	Certificate of Amendment of the Certificate of Incorporation (1)
4.1	Specimen Unit Certificate (1)
4.2	Specimen Series A Share Certificate (1)
4.3	Specimen Series B Share Certificate (1)
4.4	Specimen Series C Share Certificate (1)
4.5	Specimen Public Redeemable Warrant Certificate (1)
4.6	Specimen Placement Warrant Certificate (1)
4.7	Warrant Agreement (2)
4.8	Form of Unit Purchase Option (1)

10.1	Letter Agreements by and among the Registrant, Aegis Capital Corp. and the Founders (2)
10.2	Investment Management Trust Agreement between American Stock Transfer & Trust Company, LLC and the Registrant (2)
10.3	Securities Escrow Agreement between the Registrant, American Stock Transfer & Trust Company, LLC and the Founders (2)
10.4	Services Agreement between the Registrant and Selway Capital LLC (2)
10.5	Registration Rights Agreement among the Registrant and the Founders (2)
10.6	Placement Warrant Purchase Agreement between the Registrant and Selway Capital Holdings, LLC (2)
31.1	Certification of Principal Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

 ________________

 *Filed herewith.

(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-172714) filed with the Securities and Exchange Commission on March 10, 2011.
(2)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission on March 30, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELWAY CAPITAL ACQUISITION CORPORATION

Dated: March 22, 2013	By:	/s/ Yaron Eitan
	Name:	Yaron Eitan
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 22, 2013	By:	/s/ Yaron Eitan
	Name:	Yaron Eitan
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Dated: March 22, 2013	By:	/s/ Edmundo Gonzalez
	Name:	Edmundo Gonzalez
	Title:	Chief Financial Officer and Director (Principal Financial and Accounting Officer)

Dated:	By:
	Name:	Yair Shamir
	Title:	Chairman

Dated:	By:
	Name:	Doron Cohen
	Title:	Director

Dated: March 22, 2013	By:	/s/ Andrew Intrater
	Name:	Andrew Intrater
	Title:	Director

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement (2)
3.1	Certificate of Incorporation (1)
3.2	Bylaws (1)
3.3	Amended and Restated Certificate of Incorporation (2)
3.4	Certificate of Amendment of the Certificate of Incorporation (1)
3.5	Certificate of Amendment of the Certificate of Incorporation (1)
3.6	Certificate of Amendment of the Certificate of Incorporation (1)
4.1	Specimen Unit Certificate (1)
4.2	Specimen Series A Share Certificate (1)
4.3	Specimen Series B Share Certificate (1)
4.4	Specimen Series C Share Certificate (1)
4.5	Specimen Public Redeemable Warrant Certificate (1)
4.6	Specimen Placement Warrant Certificate (1)
4.7	Warrant Agreement (2)
4.8	Form of Unit Purchase Option (1)
10.1	Letter Agreements by and among the Registrant, Aegis Capital Corp. and the Founders (2)
10.2	Investment Management Trust Agreement between American Stock Transfer & Trust Company, LLC and the Registrant (2)
10.3	Securities Escrow Agreement between the Registrant, American Stock Transfer & Trust Company, LLC and the Founders (2)
10.4	Services Agreement between the Registrant and Selway Capital LLC (2)
10.5	Registration Rights Agreement among the Registrant and the Founders (2)
10.6	Placement Warrant Purchase Agreement between the Registrant and Selway Capital Holdings, LLC (2)
31.1	Certification of Principal Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

_________________

 *Filed herewith.

(1)	Incorporated by reference to Selway’s Registration Statement on Form S-1 (File No. 333-172714) filed with the Securities and Exchange Commission on March 10, 2011.

(2)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission on March 30, 2012.

SELWAY CAPITAL ACQUISITION CORPORATION

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm— McGladrey LLP	F – 1

Balance Sheet	F – 2

Statement of Operations	F – 3

Statement of Stockholders’ Equity	F – 4

Statement of Cash Flows	F – 5

Notes to Financial Statements	F-6 – F-17

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Selway Capital Acquisition Corporation

We have audited the accompanying balance sheets of Selway Capital Acquisition Corporation as of December 31, 2012 and 2011 and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2012, for the period from January 12, 2011 (date of inception) to December 31, 2011 and for the cumulative period from January 12, 2011 (inception) to December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Selway Capital Acquisition Corporation as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the year ended December 31, 2012, for the period from January 12, 2011 (date of inception) to December 31, 2011 and for the cumulative period from January 12, 2011 (inception) to December 31, 2012 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company will face mandatory liquidation by May 14, 2013 if a business combination is not consummated, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ McGladrey LLP

McGladrey LLP

New York, NY

March 22, 2013

Selway Capital Acquisition Corporation
(a development stage company)
BALANCE SHEETS

ASSETS	December 31, 2012	December 31, 2011
Current assets
Cash	$5,036	$156,483
Interest Receivable	1,782	129
Prepaid Expenses	4,957	38,540
Total Current Assets	11,775	195,152

Investment held in trust	20,600,086	20,600,000
Due from underwriters	3,554	3,554
Total Assets	$20,615,415	$20,798,706

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$312,405	$165,079
Deferred underwriting compensation of which up to $300,000 may be paid to redeeming shareholders	400,000	400,000
Deferred legal fees related to the offering	100,000	100,000
Total Current Liabilities	812,405	665,079

Warrant liability	2,253,333	-

Total Liabilities	3,065,738	665,079

Common stock subject to possible redemption, 1,500,000 shares (at redemption value)	15,150,000	15,150,000

Stockholders' equity
Preferred stock, $.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.0001 par value; 30,000,000 shares authorized; 2,500,000 shares (including up to 1,500,000 shares subject to possible redemption) issued and outstanding	250	250
Additional paid-in-capital	5,098,941	5,098,941
Deficit accumulated during development stage	(2,699,514)	(115,564)

Total stockholders' equity	2,399,677	4,983,627

Total liabilities and stockholders' equity	$20,615,415	$20,798,706

The accompanying notes are an integral part of these financial statements

Selway Capital Acquisition Corporation
(a development stage company)
STATEMENT OF OPERATIONS

	Year Ended December 31, 2012	January 12, 2011 (date of inception) to December 31, 2011	January 12, 2011 (date of inception) to December 31, 2012
Revenue	$-	$-	$-
General and administrative expenses	348,091	115,693	463,784

Loss from operations	(348,091)	(115,693)	(463,784)
Change in fair value of warrants	(2,253,333)	-	(2,253,333)
Interest and dividend income	17,474	129	17,603

Net loss attributable to common stockholder not subject to possible redemption	$(2,583,950)	$(115,564)	$(2,699,514)

Weighted average number of common shares outstanding, basic and diluted	2,500,000	834,972	1,684,902

Basic and diluted net loss per share	$(1.03)	$(0.14)	$(1.60)

The accompanying notes are an integral part of these financial statements

Selway Capital Acquisition Corporation
(a development stage company)
STATEMENT OF STOCKHOLDER'S EQUITY

	Common Stock		Additional	Deficit accumulated during	Total
	Shares	Amount $.0001 par	paid-in capital	development stage	stockholders' equity

Sale of shares of common stock issued to initial stockholder on February 23, 2011 at $0.05 per share	500,000	50	$24,950	$-	$25,000
Sale of 2,000,000 units, net of underwriters' discount and offering expenses (including 1,500,000 shares subject to possible redemption) on November 14th, 2011 at $10.00 per unit	2,000,000	200	18,473,891		18,474,091
Net proceeds subject to possible redemption of 1,500,000 shares	-	-	(15,150,000)		(15,150,000)
Sale of private placement warrants	-	-	1,750,000		1,750,000
Sale of underwriters unit purchase option			100		100
Net loss for the period	-	-	-	(115,564)	(115,564)

Balance at December 31, 2011	2,500,000	$250	$5,098,941	$(115,564)	$4,983,627

Net loss for the year
	-	-	-	(2,583,950)	(2,583,950)
Balance at December 31, 2012	2,500,000	$250	$5,098,941	$(2,699,514)	$2,399,677

The accompanying notes are an integral part of these financial statements

Selway Capital Acquisition Corporation
(a development stage company)
STATEMENT OF CASH FLOWS

Cash Flows from Operating Activities	For the Year Ended December 31, 2012	January 12, 2011 (date of inception) to December 31, 2011	January 12, 2011 (date of inception) to December 31, 2012
Net Loss	$(2,583,950)	$(115,564)	$(2,699,514)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in fair value of warrant liability	2,253,333	-	2,253,333
Changes in operating assets and liabilities:
Increase in interest receivable	(1,653)	(129)	(1,782)
Increase in interest earned on investments held in trust, net of $15,735 in 2012 withdrawn from trust account	(86)	-	(86)
Increase in receivables due from underwriters	-	(3,554)	(3,554)
Decrease (increase) in prepaid expenses	33,583	(38,540)	(4,957)
Increase in accounts payable and accrued expenses	175,291	108,321	283,612

Net cash used in operating activities	(123,482)	(49,466)	(172,948)

Cash Flows from Investing Activities
Investments held in trust	-	(20,600,000)	(20,600,000)

Cash Flows from Financing Activities
Proceeds from note payable, stockholder	-	160,500	160,500
Repayment of note payable, stockholder	-	(160,500)	(160,500)
Proceeds from note payable, related party	-	50,000	50,000
Repayment of note payable, related party	-	(50,000)	(50,000)
Proceeds from issuance of stock to initial stockholder	-	25,000	25,000
Proceeds from public offering	-	20,000,000	20,000,000
Proceeds from issuance of warrants	-	1,750,000	1,750,000
Proceeds from underwriters unit purchase option	-	100	100
Payment of offering costs	(27,965)	(969,151)	(997,116)

Net cash (used in) provided by financing activities	$(27,965)	$20,805,949	$20,777,984

Net (decrease) increase in cash	(151,447)	156,483	5,036

Cash at beginning of the period	156,483	-	-

Cash at the end of the period	$5,036	$156,483	$5,036

Supplemental Disclosure of Non-Cash Financing Activities:
Deferred underwriter's compensation	$-	$400,000	$400,000
Deferred legal fees related to the offering	$-	$100,000	$100,000
Accrual of offering costs	$-	$56,758	$28,792

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

The Company’s sponsor, officers and directors have agreed that the Company will only have 18 months from the consummation of the Offering (such period commencing on November 14, 2011) to consummate its Business Transaction. If the Company does not consummate a Business Transaction within such 18 month period, it shall (i) cease all operations except for the purposes of winding up; (ii) redeem 100% of its public shares of common stock for a per share pro rata portion of the trust account, net of any taxes payable on interest earned thereon (which redemption would completely extinguish such holders’ rights as stockholders, including the right to receive further liquidation distributions, if any) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of its net assets to its remaining stockholders, as part of its plan of dissolution and liquidation. This 18-month period expires May 14, 2013. The Company may not be able to consummate a Business Transaction before this date, which raises a substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments as a result of this uncertainty.

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

As of December 31, 2012, investment securities in the Company’s Trust Account had a carrying value of $20,600,086 made up of $20,599,570 (excluding accrued interest) in Treasury Bills and $516 in cash. The Treasury Bills have a maturity value of $20,604,000 and mature on February 21, 2013. During the twelve month period ended December 31, 2012, the Company withdrew from the trust account $15,735 of interest earned on the investments held in trust in accordance with the trust agreement. As of December 31, 2011, investment securities in the Company’s Trust Account had a carrying value of $20,600,000 made up of $20,584,734 (excluding accrued interest) in Treasury Bills and $15,263 in cash. During the period November 14, 2011 (date of IPO) to December 31, 2011, the Company did not withdraw from the trust account any interest earned on the investments held in trust. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments — Debt and Equity Securities”. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts. The carrying amount, excluding accrued interest income, gross unrealized holding gains and fair value of held to maturity securities at December 31, 2012 and 2011 were as follows:

	Carrying Amount	Gross Unrealized Holding Gains / (Loss)	Fair Value
U.S. Treasury Securities Held-to-maturity:
As of December 31, 2012	$20,599,570	$3,564	$20,603,135
As of December 31, 2011	$20,584,737	$(46)	$20,584,691

The company has accreted a portion of the discount on these Securities and recognized $1,782 of related interest income. Such amount is included in interest receivable on the accompanying December 31, 2012 balance sheet bringing the amortized cost basis to $20,601,352.

NOTE D — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development stage company

The Company complies with the reporting requirements of FASB ASC 915, “Development Stage Entities.” At December 31, 2012, the Company had not commenced any operations nor generated revenue to date. All activity through December 31, 2012, relates to the Company’s formation, the Offering as well as the beginning efforts to identify a prospective target business. The Company will not generate any operating revenues until after completion of a Business Transaction, at the earliest. The Company does generate non-operating income in the form of interest income on the designated Trust Account.

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

Warrant liability

The Company accounts for the warrants issued in connection with the Offering and the private placement in accordance with the guidance on Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which provides that the Company classifies the warrant instrument as a liability at its fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company's statement of operations.

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2012 and 2011, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

Description	December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
United States Treasury Securities	$20,603,135	$20,603,135	$-	$-
Liabilities:
Warrant Liability	$2,253,333	$-	$2,253,333	$-

Description	December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
United States Treasury Securities	$20,584,691	$20,584,691	$-	$-

Warrant Liability: The fair value of the derivate warrant liability was determined by the Company using the quoted market prices for the publicly traded warrants. On reporting dates where there are no active trades the Company uses the last reported closing trade price of the warrants to determine the fair value (Level 2). The fair value at December 31, 2011 was not considered significant.

United States Treasury Securities: The Company used Level 1 inputs to value the U.S. Treasury securities in our trust account for disclosure purposes.

We have other non-derivative financial instruments, such as cash, a note receivable, pre-paid expenses, accounts payable, and accrued expenses whose carrying amounts approximate fair value.

Concentration of credit risk

At December 31, 2012, financial instruments that potentially expose the Company to credit risk consist of cash and cash held in Trust Account. The Company maintains its cash balances in various financial institutions. The Company maintains cash in accounts which, at times, exceeds insurance limits. The Company has not experienced any losses in connection with these accounts.

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

Income tax

The Company complies with FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. The Company complies with the provisions of Financial Accounting Standards Board Accounting Standard Codification or FASB ASC 740-10-25 which establishes recognition requirements for the accounting for income taxes. The section prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2012. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2012. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s income tax returns for the year ended December 31, 2011 are subject to examination by federal, state and local tax authorities.

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

On February 23, 2011, the Company issued to its sponsor (i) 575,000 shares of restricted common stock (75,000 of which were forfeited on December 20, 2011 because the underwriters’ over-allotment option was not exercised), for an aggregate amount of $25,000 in cash. All common share amounts and per common share amounts have been retroactively adjusted, where applicable, to reflect the forfeiture of the overallotment. The purchase price for each share of common stock was approximately $0.05 per share, as adjusted for forfeiture. The sponsor has agreed that the shares of common stock purchased by it prior to consummation of the Offering will not be sold or transferred until 12 months following consummation of a Business Transaction, subject to certain limited exceptions.

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

The Series C Shares outstanding as of December 31, 2012 consist of 500,000 Series C Shares (the “Founder Shares”), and are subject to certain transfer restrictions. The holders of the Founder Shares have agreed not to exercise redemption rights with respect to such shares and have agreed not to tender their shares in an issuer tender offer in connection with the Company’s Business Transaction, and to vote the Founder Shares in the same manner as a majority of the public stockholders in connection with a stockholder vote to approve the initial Business Transaction and/or amend Article Fifth of the Company’s Amended and Restated Certificate of Incorporation (the article that contains all of the special provisions applicable to the Company prior to and in connection with the Company’s initial Business Transaction) prior to consummation of the Business Transaction. If the Company is unable to consummate a Business Transaction within the allotted time, the Company’s sponsor, officers and directors have agreed with respect to the Founder Shares to waive their rights to participate in any trust account liquidation distribution, but not with respect to any public shares they acquire in the Offering or in the aftermarket.

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

In connection with the Offering and with the private placement described above, the Company issued five-year warrants to purchase an aggregate of 4,333,333 common shares at an initial exercise price of $7.50 per share. The terms of the warrants contain a restructuring price adjustment provision, such that, in the event the Company completes a business combination subsequent to the initial Business Combination that results in the Company's shares no longer being listed on a national exchange or the OTC Bulletin Board, the exercise price of the warrants will decrease by a formula that causes the warrants to not be indexed to the Company's own shares. Although the Company does not believe it is likely that this price adjustment provision will be triggered, the warrants have been accounted for as a liability amounting to $2,253,333 at December 31, 2012.

NOTE G — PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of December 31, 2012 and 2011, the Company has not issued any shares of preferred stock.

NOTE H — INCOME TAXES

Deferred income tax assets and liabilities consist of the tax effects of temporary differences related to the following:

	2012	2011
Deferred tax assets
Net operating losses	$168,000	$35,000
Organization costs	10,000	13,000
	178,000	48,000
Valuation allowance	(178,000)	(48,000)

Net deferred tax assets	$-	$-

Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company established a valuation allowance against the entire deferred tax asset at December 31, 2012 and 2011, respectively, due to the fact that it is more likely than not that the deferred tax asset will not be realized in the near-term.

Since the date of inception, the Company has accumulated Federal and state operating loss carryforwards of approximately $420,000 that expire at various dates through 2032. The provision (benefit) for income taxes differs from the amount that would result from applying the federal statutory rate as follows:

	Year Ended December 31,
	2012	2011
U.S Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(5.9)	(5.9)
Permanent differences - warrant valuation	34.9	-
Change in valuation allowance	5.0	39.9
Effective tax rate	-%	-%

NOTE I – SUBSEQUENT EVENTS

On January 25, 2013, the Company entered into an Agreement and Plan of Merger (the “Agreement”) with Selway Merger Sub, Inc., the Company’s wholly-owned subsidiary, Healthcare Corporation of America (“Target”), Prescription Corporation of America, a wholly-owned subsidiary of Target (“PCA”), Gary Sekulski, as representative of the Target stockholders, and Edmundo Gonzalez, as the Company’s representative. Upon the closing of the transactions contemplated in the Agreement, Merger Sub will merge (the “Merger”) with and into Target, with Target as the surviving corporation. Pursuant to the Merger, all holders of capital stock of Target will have their securities converted into the right to receive securities of the Company, and Target will become the Company’s wholly owned subsidiary.

Acquisition Consideration

Holders of all of the issued and outstanding shares of common stock of Target immediately prior to the time of the Merger shall, by virtue of the Merger and without any action on the part of any of the parties to the Agreement, have each of their shares of common stock of Target converted into the right to receive; (i) a proportional amount of 5,200,000 shares of Selway common stock and promissory notes with an aggregate face value of $7,500,000 (collectively, the “Closing Payment”), plus (ii) a proportional amount of up to 2,800,000 shares of Selway common stock, if any, (the “Earnout Payment Shares”) issuable upon the combined company achieving certain consolidated gross revenue thresholds as more fully described below, plus (iii) the right to receive a proportional amount of the proceeds from the exercise of certain warrants being issued to Selway Capital Holdings, LLC, a Delaware limited liability company, Selway’s sponsor, as more fully described below. A portion of the Closing Payment (520,000 shares and promissory notes with an aggregate face value of $750,000) is being placed in escrow for a period of 12 months following the Merger to satisfy indemnification obligations of the Target, if any, as more fully described below. The promissory notes included in the Closing Payment will be non-interest bearing and subordinated to all senior debt of the combined company in the event of a default under such senior debt. The notes will be repaid from 75% of 25% of the combined company’s free cash-flow (defined as in the notes) in excess of $2,000,000. The combined company will be obligated to repay such notes if, among other events, there is a transaction that that results in a change of control of the combined company.

The Earnout Payment Shares, if any, will be issued as follows: (i) 1,400,000 shares if the combined company achieves consolidated gross revenue of $150,000,000 for the twelve months ended March 31, 2014 or June 30, 2014; and (ii) 1,400,000 shares if the combined company achieves consolidated gross revenue of $300,000,000 for the twelve months ended March 31, 2015 or June 30, 2015. In the event the combined company does not achieve the first earnout threshold, but does achieve the second earnout threshold, then all of the Earnout Payment Shares shall be issued. If the combined company consolidates, merges or transfers substantially all of its assets prior to June 30, 2015 at a valuation of at least $15.00 per share, then all of the Earnout Payment Shares not previously paid out shall be issued immediately prior to such transaction. If, prior to achieving either earnout threshold the combined company acquires another business in exchange for its equity or debt securities, then any remaining earnout thresholds may be adjusted by the independent members of the combined company’s board of directors in their sole discretion.

In connection with a bridge financing (the “Bridge Financing”) completed by the Target in September 2012, the Target issued 59.25 units, each unit consisting of 10,000 preferred shares and a promissory note with a face value of $100,000. At the time of the Merger holders of all of the issued and outstanding shares of preferred stock of Target will, by virtue of the Merger and without any action on the part of any of the parties to the Agreement, have each of their shares of preferred stock of Target converted into the right to receive a proportional amount of 592,500 shares of Selway common stock. In accordance with the terms of the promissory notes issued in the Bridge Financing, at the time of the Merger such notes shall automatically be converted into the right to receive the applicable portion of 592,500 shares of Selway common stock, provided, however, that if the holder of such note owns shares issued in Selway’s initial public offering and agrees to waive their redemption rights with respect to such shares, then a proportional portion of their notes will not be converted to shares and will become due as of the completion of the Merger.

Certain customers of Target currently hold warrants to purchase 2,000,000 shares of Target at an exercise price of $1.00 per share. At the time of the Merger, by virtue of the Merger and without any action on the part of any of the parties to the Agreement, such warrants shall convert into the right to receive warrants to purchase an aggregate of 85,000 shares of Selway common stock at an exercise price of $7.50 per share (the “Customer Payment Warrants”).

Upon completion of the Merger, certain members of the Target’s management will receive promissory notes with an aggregate face value of $2,500,000 (the “Management Incentive Notes”), which notes will be non-interest bearing and subordinated to all senior debt of the combined company in the event of a default under such senior debt. The Management Incentive Notes will be repaid from 25% of 25% of the combined company’s free cash-flow (defined as in the notes) in excess of $2,000,000. The combined company will be obligated to repay such notes if, among other events, there is a transaction that that results in a change of control of the combined company.

Certain members of the Target’s management will be entitled to receive a portion of an aggregate of 1,500,000 shares of Selway common stock (the “Management Incentive Shares”), which shares will vest in three equal installments of 500,000 shares on each of September 30, 2013, June 30, 2014 and June 30, 2015. If the combined company consolidates, merges or transfers substantially all of its assets prior to June 30, 2015 at a valuation of at least $15.00 per share, then all of the Management Incentive Shares will vest immediately before, and subject to, the consummation of such transaction.

Amendment to Sponsor Warrants

In connection with Selway’s initial public offering, Selway’s sponsor acquired warrants to purchase an aggregate of 2,333,333 shares of Selway common stock at an exercise price of $7.50 per share for an aggregate purchase price of $1,750,000. At the time of the Merger, by virtue of the Merger and without any action on the part of any of the parties to the Agreement, such warrants will convert into the right to receive: (i) an aggregate of 100,000 shares of Selway common stock, and (ii) warrants to purchase an aggregate of 1,000,000 shares of Selway common stock at an exercise price of $10.00 per share (the “Exchange Warrants”). The proceeds from the exercise of the Exchange Warrants will be paid: (i) 75% to the holders of all of the issued and outstanding shares of common stock of Target immediately prior to the time of the Merger, and (ii) 25% to certain members of the Target’s management. The Exchange Warrants are only exercisable for cash, may not be exercised on a cashless basis, and must be exercised if the closing price for the combined company’s common stock exceeds $12.00 per share for 20 trading days in any 30-trading-day period.

Incentive Warrants

Pursuant to the terms of the Agreement, Selway may issue warrants to purchase up to 175,000 shares of common stock of Selway with an exercise price of $7.50 per share (the “Customer Incentive Warrants”) to an existing customer of Target. Similarly, pursuant to the terms of the Agreement, the Target may secure new customer agreements for the provision of services by the Target, and the combined company shall, for every $10,000,000 in new receivables related to such new customer agreements, issue warrants to purchase an aggregate of 15,000 shares of Selway common stock at an exercise price of $10.00 per share (the “Other Customer Incentive Warrants”).

Conditions to Closing

The obligation of each party to complete the Merger and other transactions contemplated by the Agreement are conditioned on the satisfaction of the following conditions: (i) the Target stockholders approving the Agreement and the Merger; (ii) the absence of a prohibition to the Merger under any applicable law; (iii) the absence of any lawsuit seeking to enjoin the Merger; and (iv) holders of not less than 25% of the shares issued in Selway’s initial public offering having agreed to convert such shares to Series C Shares.

The obligation of Selway to complete the Merger and the other transactions contemplated by the Agreement are conditioned, among other things, on the satisfaction of the following conditions: (i) the Target having duly performed all of its obligations; (ii) all of the Target’s representations and warranties being materially true, correct and complete; (iii) the absence of any material adverse change or material adverse effect; (iv) holders of less than 10% of Target’s common stock having exercised their appraisal rights; (v) receipt of all necessary consents and governmental approvals; (vi) receipt of an opinion relating to New Jersey law from Target’s counsel; (vii) delivery of all additional agreements to be delivered at the time of the Merger; and (viii) delivery of Target’s audited financial statements for the years ended December 31, 2012 and 2011.

The obligation of Target to complete the Merger and the other transactions contemplated by the Agreement are conditioned, among other things, on the satisfaction of the following conditions: (i) Selway having duly performed all of its obligations; (ii) delivery of all additional agreements to be delivered at the time of the Merger; (iii) Selway having entered into agreements providing for net cash to the combined company of not less than $11,000,000; and (iv) Selway having entered into agreements providing for a credit facility for the combined company of not less than $4,000,000.

Indemnification; Escrow of Closing Payment

If the Target violates, misrepresents or breaches any of its representations, warranties, and covenants, it has agreed to indemnify Selway for up to 10% of the Closing Payment. For that purpose, of the Closing Payment, an aggregate of 520,000 shares and promissory notes with an aggregate face value of $750,000 are being held in escrow for a period of 12 months following the Merger in order to satisfy any indemnification obligations of the Target. If Selway violates, misrepresent or breaches any of its representations, warranties, and covenants, it has agreed to indemnify the Target stockholders up to 10% of the Closing Payment, payable in cash (up to $5,950,000). For purposes of the indemnification provisions of the Agreement, each share included in the Closing Payment will be deemed to be worth $10.00, and the promissory notes will be deemed to be worth their face value.

Termination

Either party may terminate the agreement in the event that the Merger has not taken place by March 8, 2013, or if Selway has not been able to enter into agreements providing for a credit facility for the combined company of not less than $4,000,000 prior to February 28, 2013, if there is not material breach of the agreement by the terminating party, in which case each party shall bear their own expenses. No party has terminated the agreement as of the date hereof. Selway may terminate the agreement if the approval of the board of directors of Target of the Agreement is not in effect or there is a lawsuit initiated or court order in effect that would prevent or delay the Merger to later than March 31, 2013; provided that, upon termination due to any of the foregoing, the Target must issue to Selway warrants to purchase shares equal to 4.9% of the issued and outstanding shares of common stock of Target at the time of such termination. Upon a default, the non-defaulting party may terminate the Agreement upon 10 business days’ notice, subject to such breach being cured prior to the earlier of March 8, 2013, and the expiration of such 10 business days’ notice.

Board of Directors of the Combined Company; Voting Agreement

The agreement provides that, for the two year period following the Merger, Gary Sekulski, as the representative of the stockholders of Target, will designate three persons to the combined company’s board of directors, Edmundo Gonzalez, as Selway’s representative, will designate one person to the combined company’s board and such designees will unanimously designate three persons to the combined company’s board of directors, pursuant to the terms of a voting agreement to be entered into at closing.

Registration Rights

The Company has agreed to register all shares included in the Closing Payment, the Earnout Payment Shares, the shares underlying the Exchange Warrants, and the shares issued as compensation for the Bridge Financing pursuant to the terms of a Registration Rights Agreement to be entered into at closing or pursuant to the terms of such securities.

Post-Merger Tender Offer

Following the Merger, the Company will be required to commence a tender offer to grant holders of shares issued in its initial public offering the right to redeem such shares for a pro rata portion of the trust account set up at the time of the initial public offering, all in accordance with Selway’s amended and restated certificate of incorporation and bylaws.

In accordance with Selway’s amended and restated certificate of incorporation and bylaws, and as described in its initial public offering prospectus, prior to the consummation of the Merger, the Company will file a Current Report on Form 8-K with the SEC that will include disclosure regarding the Target and the Merger similar to what would be included in a proxy statement compliant with U.S. securities regulations regarding the solicitation of stockholder votes to approve the Merger. After the Merger, the Company will commence an issuer tender offer for all of its Series B Shares, which will consist of all public shares for which the applicable holder has not elected to waive redemption rights and convert such shares to Series C Shares.

If the Company fails to commence the tender offer within 30 days of consummation of the Merger, or it fails to complete the tender offer within 6 months of consummation of the Merger (but in no event later than August 7, 2013), then it will automatically liquidate the trust account and release to its Series B stockholders a pro rata portion of the trust account. The holders of Series C Shares and public warrant holders will continue to hold their securities in Selway.

