Form 10-Q
period 2013-03-31
Selway Capital Acquisition Corp.
filed 2013-05-15
CIK 1514682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

Commission File Number: 000-54527

SELWAY CAPITAL ACQUISITION CORPORATION

(Exact name of the registrant as specified in its charter)

Delaware	27-4563770
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

66 Ford Road, Suite 230 Denville, NJ	07834
(Address of principal executive offices)	(Zip Code)

(973) 983-6300

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Number of shares of common stock outstanding as of May 14, 2013: 10,442,457

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Selway Capital Acquisition Corporation

(a development stage company)

CONDENSED BALANCE SHEETS

	March 31, 2013 (Unaudited)	December 31, 2012
ASSETS
Current assets
Cash	$6,486	$5,036
Interest Receivable	196	1,782
Prepaid Expenses	5,886	4,957
Total Current Assets	12,568	11,775

Investment held in trust	20,600,000	20,600,086
Due from underwriters	3,554	3,554
Total Assets	$20,616,122	$20,615,415

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$431,185	$312,405

Deferred underwriting compensation of which up to $300,000 may be paid to redeeming shareholders	400,000	400,000
Deferred legal fees related to the offering	100,000	100,000
Note payable, stockholder	70,000	-
Total Current Liabilities	1,001,185	812,405

Warrant liability	3,900,000	2,253,333
Total Liabilities	4,901,185	3,065,738

Common stock subject to possible redemption, 1,500,000 shares (at redemption value)	15,150,000	15,150,000

Stockholders' equity
Preferred stock, $.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.0001 par value; 30,000,000 shares authorized; 2,500,000 shares (including up to 1,500,000 shares subject to possible redemption) issued and outstanding	250	250
Additional paid-in-capital	5,098,941	5,098,941
Deficit accumulated during development stage	(4,534,254)	(2,699,514)

Total stockholders' equity	564,937	2,399,677

Total liabilities and stockholders' equity	$20,616,122	$20,615,415

The accompanying notes are an integral part of these condensed financial statements

Selway Capital Acquisition Corporation

(a development stage company)

CONDENSED STATEMENT OF OPERATIONS

 (Unaudited)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012 (Revised)	January 12, 2011 (date of inception) to March 31, 2013
Revenue	$-	$-	$-
General and administrative expenses	192,625	109,244	656,409

Loss from operations	(192,625)	(109,244)	(656,409)
Change in fair value of warrants	(1,646,667)	(1,213,333)	(3,900,000)
Interest and dividend income	4,552	2,653	22,155

Net loss attributable to common stockholder not subject to possible redemption	$(1,834,740)	$(1,319,924)	$(4,534,254)

Weighted average number of common shares outstanding, basic and diluted	2,500,000	2,500,000	1,775,805

Basic and diluted net loss per share	$(0.73)	$(0.53)	$(2.55)

The accompanying notes are an integral part of these condensed financial statements

Selway Capital Acquisition Corporation

(a development stage company)

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

Cash Flows from Operating Activities	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012 (Revised)	January 12, 2011 (date of inception) to March 31, 2013
Net Loss	$(1,834,740)	$(1,319,924)	$(4,534,254)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in fair value of warrant liability	1,646,667	1,213,333	3,900,000
Changes in operating assets and liabilities:
Increase in interest receivable	1,586	(2,389)	(196)
Increase in interest earned on investments held in trust, net of $21,959 withdrawn from trust account since inception	86	(263)	-
Increase in receivables due from underwriters	-	-	(3,554)
Decrease (increase) in prepaid expenses	(929)	10,964	(5,886)
Increase in accounts payable and accrued expenses	118,780	60,277	402,392

Net cash used in operating activities	(68,550)	(38,002)	(241,498)

Cash Flows from Investing Activities
Investments held in trust	-	-	(20,600,000)

Cash Flows from Financing Activities
Proceeds from note payable, stockholder	-	-	160,500
Repayment of note payable, stockholder	-	-	(160,500)
Proceeds from note payable, related party	70,000	-	120,000
Repayment of note payable, related party	-	-	(50,000)
Proceeds from issuance of stock to initial stockholder	-	-	25,000
Proceeds from public offering	-	-	20,000,000
Proceeds from issuance of warrants	-	-	1,750,000
Proceeds from underwriters unit purchase option	-	-	100
Payment of offering costs	-	(27,966)	(997,116)

Net cash (used in) provided by financing activities	$70,000	$(27,966)	$20,847,984

Net (decrease) increase in cash	1,450	(65,968)	6,486

Cash at beginning of the period	5,036	156,483	-

Cash at the end of the period	$6,486	$90,515	$6,486

Supplemental Disclosure of Non-Cash Financing Activities:
Deferred underwriter's compensation	$-	$-	$400,000
Deferred legal fees related to the offering	$-	$-	$100,000
Accrual of offering costs	$-	$-	$28,792

The accompanying notes are an integral part of these condensed financial statements

Selway Capital Acquisition Corporation
(a development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOTE A — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Selway Capital Acquisition Corporation (a corporation in the development stage) (the “Company” or “Selway”) was incorporated in Delaware on January 12, 2011. The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets (“Business Transaction”). The Company did not engage in any business operations nor generated any revenue during the three months ended March 31, 2013. Prior to the Business Transaction described in Note H, the Company was considered to be in the development stage as defined in FASB Accounting Standard Codification, or ASC 915, “Development Stage Entities.”

These unaudited condensed financial statements as of March 31, 2013, for the period from January 12, 2011 (inception) through March 31, 2013 and for the three months ended March 31, 2012 and 2013 have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements of the Company. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. Interim results are not necessarily indicative of the results that may be expected for the year.

These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the period ended December 31, 2012 included in the Company's Current Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 22, 2013. The accounting policies used in preparing these unaudited financial statements are consistent with those described in the December 31, 2012 audited financial statements. The December 31, 2012 balance sheet is derived from the audited balance sheet included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the U.S. Securities and Exchange Commission on March 22, 2013 (the “Form 10-K”).

Revised Prior Period Amounts

While preparing its financial statements for the three months ended March 31, 2013, the Company identified and corrected an error related to the accounting for the Company’s outstanding warrants for the period ending March 31, 2012. The Company determined that its outstanding warrants should have been accounted as a liability recorded at fair value and that this liability should be re-measured at each reporting period with changes in fair value being reflected in the statement of operations. The determination of this accounting methodology was made as a result of potential adjustments to the exercise price of the warrants in certain circumstances as described in the warrant agreements which do not meet the criteria for equity treatment described in ASC 815-45-7D. This accounting did not result in a significant change to the financial statements for the period ended December 31, 2011 and therefore no changes were made to this period. The balance sheet and statement of operations for the period ended March 31, 2012 have been revised to reflect a warrant liability and corresponding warrant mark-to-market expense.

The adjustments to the period ended March 31, 2012 are as follows:

	Three Months Ended March 31, 2012
	As Reported	As Revised
Warrant Liability	$-	$1,213,333

Change in fair value of warrant liability	-	(1,213,333)
Net loss	(106,591)	(1,319,924)
Net loss per share	(0.04)	(0.53)

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

The Company’s management had broad discretion with respect to the specific application of the net proceeds of its Offering, although substantially all of the net proceeds of the Offering were intended to be generally applied toward consummating a Business Transaction. An amount equal to approximately 103% of the gross proceeds of the Offering were held in a trust account (“Trust Account”) and invested in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 (the “1940 Act”) with a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the 1940 Act, until the earlier of (i) the consummation of a Business Transaction or (ii) the distribution of the Trust Account as described below.

The Company, after signing a definitive agreement for the acquisition of one or more target businesses could elect not to submit the transaction for stockholder approval. If no stockholder approval was sought, the Company could proceed with a Business Transaction if it was approved by its board of directors and less than 75.0% of the public stockholders exercise their redemption rights. Only in the event that the Company sought stockholder approval in connection with its Business Transaction, the Company would proceed with a Business Transaction only if a majority of the outstanding shares of common stock voted (calculated as of the close of business on the date set forth in the relevant proxy materials as the last date on which stockholders may vote their shares of common stock) were voted in favor of the Business Transaction. However, the Company’s sponsor’s, officers’, directors’ or their affiliates’ participation in privately-negotiated transactions (as described in the Company’s prospectus for the Offering and solely in the event the Company sought stockholder approval), if any, could result in the approval of a Business Transaction even if a majority of the Company’s public stockholders indicated their intention to vote against, such Business Transaction. In connection with such a vote, if a Business Transaction was approved and consummated, stockholders may elect to redeem their shares of common stock for a pro-rata portion of the Trust Account. These shares of common stock were classified as temporary equity upon the completion of the Offering, in accordance with FASB ASC 480-10. Selway Capital Holdings, LLC (the “sponsor”) agreed, in the event the Company sought stockholder approval of a Business Transaction, to vote its initial shares in the same manner as a majority of the public stockholders who vote at the special or annual meeting called for such purpose. The sponsor and the Company’s officers and directors also agreed to vote shares of common stock acquired by them in the Offering or in the aftermarket in favor of a Business Transaction submitted to the Company’s stockholders for approval.

The Company’s sponsor, officers and directors agreed that the Company would only have 18 months from the consummation of the Offering (such period commencing on November 14, 2011) to consummate its Business Transaction. If the Company did not consummate a Business Transaction within such 18 month period, it would (i) cease all operations except for the purposes of winding up; (ii) redeem 100% of its public shares of common stock for a per share pro rata portion of the trust account, net of any taxes payable on interest earned thereon (which redemption would completely extinguish such holders’ rights as stockholders, including the right to receive further liquidation distributions, if any) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of its net assets to its remaining stockholders, as part of its plan of dissolution and liquidation. This 18-month period would have expired on May 14, 2013. As described in Note H, the Business Transaction was consummated on April 10, 2013.

The sponsor has waived its right to participate in any redemption with respect to its initial shares. However, if the sponsor or any of the Company’s officers, directors or affiliates acquired shares of common stock in or after the Offering, they would be entitled to a pro rata share of the Trust Account upon the Company’s dissolution and liquidation in the event the Company did not consummate a Business Transaction within the required time period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) would be less than the initial public offering price per Unit in the Offering.

Immediately prior to the Offering, the sponsor purchased, in a private placement, 2,333,333 warrants prior to the Offering at a price of $0.75 per warrant (a purchase price of $1,750,000) from the Company. The sponsor agreed that the warrants purchased by it would not be sold or transferred until 30 days following consummation of a Business Transaction, subject to certain limited exceptions. If the Company did not complete a Business Transaction, then the proceeds would be part of the liquidating distribution to the public stockholders and the warrants issued to the sponsor would expire worthless. As described above, the fair value of the warrants are being recorded as a liability at their fair market value at each period. The difference between the fair value of the warrants and the purchase price paid by the sponsor was recorded as a contribution to capital.

At the Offering, the Company entered into a Services Agreement with Selway Capital LLC, which is an affiliate of the sponsor, for a monthly fee beginning November 14, 2011, for up to 6 months, of $5,000 for office space, secretarial, and administrative services. Since we had not completed a Business Transaction by May 14, 2012, Selway Capital LLC agreed to provide such services free of charge until we completed a Business Transaction or were forced to liquidate. This agreement would expire upon the earlier of the distribution or liquidation of the Trust Account to the Company’s then-public stockholders or 18 months from the consummation of the Offering (such period commencing on November 14, 2011). The agreement expired on April 10, 2013.

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

The Company paid the underwriters a 2.5% underwriting discount in connection with the offering. The following additional contingent fees would become payable: (A) a contingent fee equal to 2.0% of the aggregate Offering amount, payable to the underwriters, provided, however, that the underwriters would not receive the deferred underwriting discount with respect to those units as to which the component shares had been redeemed for cash in connection with a Business Transaction, and (B) at the closing date of any sale, 5% of the gross proceeds from the sale of any shares of the Company's common stock that were issued prior to or in conjunction with the Business Transaction in the event that such sale is attributable to services rendered by Aegis Capital Corp. (“Aegis”), the representative of the underwriters of the Offering. On April 10, 2013, contingent fees of $112,788 and $139,204 were paid to Chardan Capital Markets, LLC and Aegis, respectively, in connection with the Business Transaction.

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

NOTE C—INVESTMENT HELD IN TRUST

Subsequent to the Offering, an amount of $20,600,000 (including $400,000 of deferred underwriters fees) was deposited in the Trust Account held with the Company’s stock transfer agent, American Stock Transfer, and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less until the earlier of (i) the consummation of a Business Transaction or (ii) liquidation of the Company. During the three months ended March 31, 2013, the United States government securities were in an account at Wells Fargo Bank, while the cash amount was in a JP Morgan Chase cash account.

As of March 31, 2013, investment securities in the Company’s Trust Account had a carrying value of $20,600,000 made up of $10,499,449 (excluding accrued interest) in Treasury Bills and $10,100,551 in cash. The Treasury Bills had a maturity value of $10,500,000 and mature on April 18, 2013. For the period from January 12, 2011 (inception) through March 31, 2013, the Company withdrew from the trust account $21,959 of interest earned on the investments held in trust in accordance with the trust agreement. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments — Debt and Equity Securities”. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts. The carrying amount, excluding accrued interest income, gross unrealized holding gains and fair value of held to maturity securities at March 31, 2013 were as follows:

	Carrying Amount	Gross Unrealized Holding Gains / (Loss)	Fair Value
U.S. Treasury Securities Held-to-maturity:
As of March 31, 2013	$10,499,449	$373	$10,499,822
As of December 31, 2012	$20,599,570	$3,564	$20,603,135

The company has accreted a portion of the discount on these Securities and recognized $196 of related interest income. Such amount is included in interest receivable on the accompanying March 31, 2013 balance sheet bringing the amortized cost basis to $10,499,645.

NOTE D — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development stage company

The Company complies with the reporting requirements of FASB ASC 915, “Development Stage Entities.” At March 31, 2013, the Company had not commenced any operations nor generated revenue to date. All activity through March 31, 2013, relates to the Company’s formation, the Offering as well as the beginning efforts to identify a prospective target business. The Company will not generate any operating revenues until after completion of its Business Transaction. The Company does generate non-operating income in the form of interest income on the designated Trust Account.

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

Description	March 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
United States Treasury Securities	$10,499,822	$10,499,822	$-	$-
Liabilities:
Warrant Liability	$3,900,000	$-	$3,900,000	$-

Description	December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
United States Treasury Securities	$20,603,135	$20,603,135	$-	$-
Liabilities:
Warrant Liability	$2,253,333	$-	$2,253,333	$-

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

Concentration of credit risk

At March 31, 2013, financial instruments that potentially expose the Company to credit risk consist of cash and cash held in Trust Account. The Company maintains its cash balances in various financial institutions. The Company maintains cash in accounts which, at times, exceeds insurance limits. The Company has not experienced any losses in connection with these accounts.

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

Income tax

The Company complies with FASB ASC 740, "Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. The Company's deferred tax asset at March 31, 2013, relating to expenses recorded for book purposes which are not yet deductible for tax purposes, is approximately $253,321. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company established a valuation allowance against the entire deferred tax asset at March 31, 2013. The Company complies with the provisions of Financial Accounting Standards Board Accounting Standard Codification or FASB ASC 740-10-25 which establishes recognition requirements for the accounting for income taxes. The section prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2013. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2013. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company's income tax returns for the years ended December 31, 2011 and December 31, 2012 are subject to examination by federal, state and local tax authorities.

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

As mentioned in Note B above, the Company paid Selway Capital LLC a total of $5,000 per month for office space, administrative services and secretarial support for a 6 month period beginning November 14, 2011 and ending May 14, 2012. Since the Company had not completed a Business Transaction by May 14, 2012, Selway Capital LLC agreed to provide such services free of charge until the Company completed a Business Transaction or was forced to liquidate.

The Company issued unsecured promissory notes to the sponsor for $35,000, $25,000, and $10,000 on January 29, 2013, February 1, 2013, and March 21, 2013, respectively. The notes were non-interest bearing and payable upon closing of the business combination. Due to the short-term nature of the notes, the fair value of the notes approximates their carrying amount. All of these notes were paid in full on April 10, 2013 in conjunction with the closing of the Company’s Business Transaction with Healthcare Corporation of America.

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

The Company's Amended and Restated Certificate of Incorporation has designated Series A, Series B and Series C shares out of the Company's common stock. All outstanding shares prior to the Offering were designated Series C shares as further described below. On November 14, 2011, investors purchased 2,000,000 Units in the Offering, with each Unit consisting of one callable Series A share and one redeemable warrant to purchase one share of common stock. Effective February 6, 2012, investors in the Units became eligible to split the Unit into its component parts.

The Company’s callable Series A Shares have the same rights as the other series of common stock, except that holders of such callable Series A Shares were entitled to redeem all or a portion of such callable Series A Shares in connection with the Company’s initial Business Transaction and were entitled to share ratably in the trust account, including the deferred underwriting discounts and commissions and accrued but undistributed interest, net of (i) taxes payable, (ii) interest income earned on the trust account (approximately $10.30 per share) and (iii) a pro rata share of the trust account released to the Company for each callable Series A Share converted to a Series C Share upon completion of a Business Transaction, plus any remaining net assets, if the Company dissolved and liquidated the trust account prior to a Business Transaction. The callable Series A Shares would be automatically consolidated with all other classes of the Company’s common stock upon consummation of the Company’s Business Transaction or post-acquisition tender offer or would be automatically converted into the right to receive a pro rata share of the trust account upon completion of the post-acquisition automatic trust liquidation, as the case may be. There were 2,000,000 callable series A shares outstanding as of March 31, 2013.

The Company’s callable Series B Shares are identical to the callable Series A Shares, except that the callable Series B Shares have the right to participate in a post-acquisition tender or post-acquisition automatic trust liquidation. If the Company elected to grant its public stockholders their redemption rights by means of a post-acquisition tender offer or post-acquisition automatic trust liquidation, then each outstanding callable Series A Share would automatically be converted into a callable Series B Share immediately following consummation of the Business Transaction. Public stockholders who held callable Series B Shares would be entitled to participate in the post-acquisition tender offer by tendering their callable Series B Shares in accordance with the instructions included in the Schedule TO and related tender offer documents to be filed with the SEC. The callable Series B Shares would be automatically consolidated with all other classes of the Company’s common stock upon consummation of the Company’s post-acquisition tender offer or would be automatically converted into the right to receive a pro rata share of the trust account upon completion of the post-acquisition automatic trust liquidation, as the case may be. There were no callable series B shares outstanding as of March 31, 2013.

The Company’s Series C Shares are identical to the callable Series B Shares, except that the Series C Shares do not have the right to redeem all or a portion of such Series C Shares in connection with the Business Transaction or to participate in a post-acquisition tender offer or post-acquisition automatic trust liquidation. If the Company elected to grant the Company’s public stockholders their redemption rights by means of a post-acquisition tender offer or post-acquisition automatic trust liquidation, the Company would seek that certain significant stockholders (holders of 5% or more of the public shares who are also accredited investors) elected to convert all of their callable Series A Shares into Series C Shares immediately prior to consummation of the Business Transaction. Regardless of the requirements of the Company’s target business, in no event would the Company be able to seek conversions of less than the amount necessary to maintain the 75.0% threshold. The exchange ratio of callable Series A Shares for Series C Shares may be at a one-for-one basis, or at other exchange ratios to be negotiated with the individual stockholders, which means that such stockholders may receive a proportionally greater number of shares than other stockholders would receive in the post-acquisition company. No consideration would be paid to stockholders who elected to convert other than the exchange of callable Series A Shares for Series C Shares.

The Series C Shares outstanding as of March 31, 2013 consist of 500,000 Series C Shares (the “Founder Shares”), and are subject to certain transfer restrictions. The holders of the Founder Shares have agreed not to exercise redemption rights with respect to such shares and have agreed not to tender their shares in an issuer tender offer in connection with the Company’s Business Transaction, and to vote the Founder Shares in the same manner as a majority of the public stockholders in connection with a stockholder vote to approve the initial Business Transaction and/or amend Article Fifth of the Company’s Amended and Restated Certificate of Incorporation (the article that contains all of the special provisions applicable to the Company prior to and in connection with the Company’s initial Business Transaction) prior to consummation of the Business Transaction. If the Company is unable to consummate a Business Transaction within the allotted time, the Company’s sponsor, officers and directors have agreed with respect to the Founder Shares to waive their rights to participate in any trust account liquidation distribution, but not with respect to any public shares they acquire in the Offering or in the aftermarket.

Warrants

Each redeemable warrant included in the units entitles the holder to purchase one share of common stock at a price of $7.50. The redeemable warrants offered hereby will become exercisable upon the consolidation of each series of the Company’s common stock into one class of common stock after consummation of the Business Transaction, post-acquisition tender offer or post-acquisition automatic trust liquidation, as the case may be. Holders of the redeemable warrants may elect to exercise them on a cashless basis by paying the exercise price by surrendering their warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares underlying the redeemable warrants, multiplied by the difference between the exercise price of the redeemable warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” means the average reported last sale price of our common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of on the third trading day prior to the date on which the notice of cashless exercise is delivered to the warrant agent. The Company would not receive additional proceeds to the extent the redeemable warrants are exercised on a cashless basis. Although the redeemable warrants and the common stock underlying them have been registered, the redeemable warrants will only be exercisable by paying the exercise price in cash if an effective registration statement covering the common stock issuable upon exercise of the redeemable warrants is effective and a prospectus relating to the common stock issuable upon exercise of the redeemable warrants is available for use by the holders of the redeemable warrants. The warrant holders are not entitled to a net-cash settlement in connection with the warrants under any circumstances.

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

In connection with the Offering and with the private placement described above, the Company issued five-year warrants to purchase an aggregate of 4,333,333 common shares at an initial exercise price of $7.50 per share. The terms of the warrants contain a restructuring price adjustment provision, such that, in the event the Company completes a business combination subsequent to the initial Business Combination that results in the Company's shares no longer being listed on a national exchange or the OTC Bulletin Board, the exercise price of the warrants will decrease by a formula that causes the warrants to not be indexed to the Company's own shares. Although the Company does not believe it is likely that this price adjustment provision will be triggered, the warrants have been accounted for as a liability amounting to $3,900,000 at March 31, 2013.

NOTE G — PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of March 31, 2013, the Company has not issued any shares of preferred stock.

NOTE H – SUBSEQUENT EVENTS

On January 25, 2013, the Company entered into an Agreement and Plan of Merger (the “Agreement”) with Selway Merger Sub, Inc., the Company’s wholly-owned subsidiary, Healthcare Corporation of America (“Target”), Prescription Corporation of America, a wholly-owned subsidiary of Target (“PCA”), Gary Sekulski, as representative of the Target stockholders, and Edmundo Gonzalez, as the Company’s representative, pursuant to which, upon the closing of the transactions contemplated in the Agreement, Merger Sub would merge (the “Merger”) with and into Target, with Target as the surviving corporation. On April 10, 2013, the Merger and other transactions pursuant to the Agreement closed, and Target became the Company’s wholly owned subsidiary.

Acquisition Consideration

Holders of all of the issued and outstanding shares of common stock of Target immediately prior to the time of the Merger had each of their shares of common stock of Target converted into the right to receive; (i) a proportional amount of 5,200,000 shares of Selway common stock and promissory notes with an aggregate face value of $7,500,000 (collectively, the “Closing Payment”), plus (ii) a proportional amount of up to 2,800,000 shares of Selway common stock, if any, (the “Earnout Payment Shares”) issuable upon the combined company achieving certain consolidated gross revenue thresholds as more fully described below, plus (iii) the right to receive a proportional amount of the proceeds from the exercise of certain warrants being issued to Selway Capital Holdings, LLC, a Delaware limited liability company, the Company’s sponsor, as more fully described below. A portion of the Closing Payment (520,000 shares and promissory notes with an aggregate face value of $750,000) was placed in escrow for a period of 12 months following the Merger to satisfy indemnification obligations of the Target, if any, as more fully described below. The promissory notes included in the Closing Payment are non-interest bearing and subordinated to all senior debt of the combined company in the event of a default under such senior debt. The notes will be repaid from 75% of 25% of the combined company’s free cash-flow (defined as in the notes) in excess of $2,000,000. The combined company will be obligated to repay such notes if, among other events, there is a transaction that that results in a change of control of the combined company.

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

In connection with a bridge financing (the “Bridge Financing”) completed by the Target in September 2012, the Target issued 59.25 units, each unit consisting of 10,000 preferred shares and a promissory note with a face value of $100,000. At the time of the Merger, holders of all of the issued and outstanding shares of preferred stock of Target had each of their shares of preferred stock of Target converted into the right to receive a proportional amount of 592,500 shares of Selway Series C common stock and warrants to purchase 296,250 shares of Selway common stock. In accordance with the terms of the promissory notes issued in the Bridge Financing, at the time of the Merger notes in the aggregate amount of $3,159,591.78 (including principal and interest accrued to date) were converted into 315,959 shares of Selway Series C common stock and notes in the aggregate principal amount of $3,025,000 were repaid in full.

On the Closing Date, certain members of the Target’s management received promissory notes with an aggregate face value of $2,500,000 (the “Management Incentive Notes”), which notes are non-interest bearing and subordinated to all senior debt of the combined company in the event of a default under such senior debt. The Management Incentive Notes will be repaid from 25% of 25% of the combined company’s free cash-flow (defined as in the notes) in excess of $2,000,000. The combined company will be obligated to repay such notes if, among other events, there is a transaction that that results in a change of control of the combined company.

In addition, at the time of the Merger, certain members of HCCA’s management received an aggregate of 1,500,000 shares of Selway common stock , which shares were fully vested but placed in escrow to be released in three equal installments of 500,000 shares on each of September 30, 2013, June 30, 2014 and June 30, 2015. HCCA expects to record a one-time expense, estimated not to exceed $12,000,000, reflecting the estimated market value of these shares at the time of the merger.

In conjunction with the merger of Merger Sub into Target:

•	The Company entered into exchange agreements with 3 beneficial holders of Target’s bridge loan holders who were also beneficial holders of greater than 5% of Selway’s Series A common stock. Pursuant to the exchange agreements, such holders converted an aggregate of 281,554 shares of Selway’s Series A common stock to Selway’s Series C common stock. In conjunction with the exchange, such holders were repaid bridge notes in the aggregate principal amount of $3,025,000.

•	The Company entered into exchange agreements with 3 beneficial holders of greater than 5% of Selway’s Series A common stock. Pursuant to the exchange agreements, such holders converted an aggregate of 878,481 shares of Selway’s Series A common stock to Selway’s Series C common stock and received $3.53 per share of Series A common stock exchanged, or an aggregate of $3,101,037.93.

•	An aggregate of $11,948,360.50 was released from Selway’s trust account, reflecting the number of shares of Series A common stock that were converted into Series C common stock, of which $232,007 was paid to the underwriters from Selway’s initial public offering.

•	The placement warrants held by the Company’s founders were converted into the right to receive: (i) an aggregate of 100,000 shares of Selway common stock; and (ii) warrants to purchase an aggregate of 1,000,000 shares of Selway common stock at an exercise price of $10.00 per share (the “Exchange Warrants”). The proceeds from the exercise of the exchange warrants will be paid: (i) 75% to the holders of all of the issued and outstanding shares of common stock of Target immediately prior to the time of the merger; and (ii) 25% to certain members of Target management. The exchange warrants are only exercisable for cash, may not be exercised on a cashless basis, and must be exercised if the closing price for the combined company’s common stock exceeds $12.00 per share for 20 trading days in any 30-trading-day period.

In addition, Target waived the condition to closing that a revolving credit facility in the aggregate amount of $5 million be in place at closing. Such facility subsequently closed on April 11, 2013 and is described further below.

Indemnification; Escrow of Closing Payment

Pursuant to the Agreement, if the Target violates, misrepresents or breaches any of its representations, warranties, and covenants, it has agreed to indemnify Selway for up to 10% of the Closing Payment. For that purpose, of the Closing Payment, an aggregate of 520,000 shares and promissory notes with an aggregate face value of $750,000 are being held in escrow for a period of 12 months following the Merger in order to satisfy any indemnification obligations of the Target. If Selway violates, misrepresent or breaches any of its representations, warranties, and covenants, it has agreed to indemnify the Target stockholders up to 10% of the Closing Payment, payable in cash (up to $5,950,000). For purposes of the indemnification provisions of the Agreement, each share included in the Closing Payment will be deemed to be worth $10.00, and the promissory notes will be deemed to be worth their face value.

Board of Directors of the Combined Company; Voting Agreement

In connection with the closing of the Merger, on April 10, 2013, the Company entered into a voting agreement pursuant to which, for a two year period, Gary Sekulski, as the representative of the stockholders of HCCA before the Merger, will designate three persons to the combined company’s board of directors, Edmundo Gonzalez, as Selway’s representative, will designate one person to the combined company’s board and such designees will unanimously designate three persons to the combined company’s board of directors.

Registration Rights

In connection with transactions contemplated by the Agreement , the Company also entered into a registration rights agreement to register all shares included in the Closing Payment, the Earnout Payment Shares, the shares underlying the Exchange Warrants, and the Selway shares issued as compensation for the Bridge Financing completed by HCCA in September 2012, pursuant to the terms of a Registration Rights Agreement entered into at the closing of the merger (all such securities issued in connection with the merger, the “Merger Securities”). The holders of the majority of the Merger Securities are entitled to make up to two demands that the Company register such securities at any time commencing six months following the consummation of the merger. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to Selway’s consummation of an acquisition transaction. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Advisory Securities

The Company is obligated to pay Chardan Capital Markets, LLC the following in consideration of its services in connection with the Merger transactions described above:

•	Five percent of all equity consideration issued in the transaction.
•	Promissory notes having an aggregate principal amount of five percent of all promissory notes issued in connection with the transaction, on the same terms and conditions as the promissory notes issued in the transaction.

Post-Merger Tender Offer

The Company commenced a tender offer for all of its outstanding Series B shares on May 10, 2013. Selway is offering $10.30 for each outstanding share of Series B common stock outstanding. If the tender offer is not completed by August 14, 2013, the Company will be required to terminate the tender offer and automatically liquidate the trust account and distribute a pro rata portion of the trust account ($10.30 per share) to each holder of Series B common stock, and the Series B common stock will be canceled.

Revolving Credit Facility

On April 11, 2013, Prescription Corporation of America (“PCA”) and PCA Benefits, Inc. (PCA and PCA Benefits, Inc., together, the “Borrower”), the wholly-owned subsidiaries of HCCA, entered into a credit and security agreement with a fund managed by Muneris Capital Group (“Lender”) for a secured revolving credit facility with an initial aggregate credit limit of $5,000,000. The facility has a term of three years, through April 11, 2016, during which the loan proceeds are to be used solely for working capital. The Lender may, at its discretion, increase the credit limit in increments of $250,000, up to a maximum facility limit of $25,000,000. Interest is payable on a monthly basis, commencing May 1, 2013, at an annual rate of prime (as determined by Wells Fargo Bank of San Francisco) plus 1.75%. The interest rate will automatically reduce to prime plus 0.75% if: (i) the principal amount outstanding under the facility exceeds $7,500,000 and; (ii) the fixed charge coverage ratio (as defined in the agreement) is at least 3-to-1 as of the end of any two consecutive calendar months. The facility is guaranteed by HCCA and the agreement grants the Lender a first priority security interest in certain collateral, which includes the Borrower’s accounts receivable, bank deposit accounts and all personal property (other than intellectual property) and fixtures. The facility contains certain financial covenants, including the requirement to maintain: (i) a ratio of current assets to current liabilities of at least 2-to-1; (ii) from October 2013 to December 2013, the fixed charge coverage ratio existing as of the end of September 2013, and after December 2013, a fixed charge coverage ratio of at least 1.2-to-1; and (iii) a loan turnover rate of 25, as calculated by dividing: (A) 365 by (B) the result achieved by dividing: (i) the product of the aggregate of all accounts receivable collected during the relevant Test Period (generally defined as the last three calendar months then ended), multiplied by 4; by (ii) the outstanding principal balance of the credit facility as of the last business day of such Test Period. The agreement also includes customary negative covenants and financial reporting requirements, as well as certain customary events of default that would render all outstanding amounts under the agreement immediately due and payable, including but not limited to: (i) Borrower failing to pay amount amounts due within 2 business days of notice; (ii) Lender ceasing to have a valid perfected first priority security interest in any material portion of the collateral; (iii) Borrower or HCCA, as guarantor, undergoing any change of control, including the occurrence of a merger or consolidation, a disposition of a substantial portion of Borrower’s assets, or Borrower’s inability to find a reasonably satisfactory replacement for a chief executive officer within 30 days of the current chief executive officer’s termination or resignation from such post.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

References to the “Company,” “Selway,” “us” or “we” refer to Selway Capital Acquisition Corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We were a blank check company incorporated in Delaware on January 12, 2011 for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets (“Business Transaction”). We have neither engaged in any operations nor generated any income to date, other than activities relating to seeking a business to acquire following our initial public offering (the “Offering”). Although we are not limited to a particular geographic region or industry, we intended to focus on operating businesses in the United States.

On November 14, 2011 we closed the Offering of 2,000,000 units at a price of $10.00 per unit. Immediately prior to the closing of the Offering, we sold 2,333,333 warrants to our sponsor for $0.75 per warrant. We deposited $20,600,000 (including $400,000 of deferred underwriting commissions) from the Offering and private placement of warrants, net of fees and offering expenses, in a trust account for the benefit our public stockholders. On April 10, 2013, we consummated a Business Transaction with Healthcare Corporation of America (“HCCA”), a Pharmacy Benefit Manager. In connection therewith, an aggregate of $11,948,360.50 was released from our trust account, leaving $8,651,639.50 available in the trust account for release to our holders of Series B common stock in the event of a post-acquisition tender offer or post-acquisition automatic trust liquidation, as the case may be.

Merger with Healthcare Corporation of America

On January 25, 2013, the Company entered into an Agreement and Plan of Merger (the “Agreement”) with Selway Merger Sub, Inc., the Company’s wholly-owned subsidiary, HCCA, Prescription Corporation of America, a wholly-owned subsidiary of HCCA (“PCA”), Gary Sekulski, as representative of HCCA’s stockholders, and Edmundo Gonzalez, as the Company’s representative, pursuant to which, upon the closing of the transactions contemplated in the Agreement, Merger Sub would merge (the “Merger”) with and into HCCA, with HCCA as the surviving corporation. On April 10, 2013, the Business Transaction and other transactions pursuant to the Agreement closed, and HCCA became the Company’s wholly owned subsidiary.

Acquisition Consideration

Holders of all of the issued and outstanding shares of common stock of HCCA immediately prior to the time of the Merger had each of their shares of common stock of HCCA converted into the right to receive; (i) a proportional amount of 5,200,000 shares of Selway common stock and promissory notes with an aggregate face value of $7,500,000 (collectively, the “Closing Payment”), plus (ii) a proportional amount of up to 2,800,000 shares of Selway common stock, if any, (the “Earnout Payment Shares”) issuable upon the combined company achieving certain consolidated gross revenue thresholds as more fully described below, plus (iii) the right to receive a proportional amount of the proceeds from the exercise of certain warrants being issued to Selway Capital Holdings, LLC, a Delaware limited liability company, the Company’s sponsor, as more fully described below. A portion of the Closing Payment (520,000 shares and promissory notes with an aggregate face value of $750,000) was placed in escrow for a period of 12 months following the Merger to satisfy indemnification obligations of the HCCA, if any, as more fully described below. The promissory notes included in the Closing Payment are non-interest bearing and subordinated to all senior debt of the combined company in the event of a default under such senior debt. The notes will be repaid from 75% of 25% of the combined company’s free cash-flow (defined as in the notes) in excess of $2,000,000. The combined company will be obligated to repay such notes if, among other events, there is a transaction that that results in a change of control of the combined company.

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

In connection with a bridge financing (the “Bridge Financing”) completed by the HCCA in September 2012, the HCCA issued 59.25 units, each unit consisting of 10,000 preferred shares and a promissory note with a face value of $100,000. At the time of the Merger, holders of all of the issued and outstanding shares of preferred stock of HCCA had each of their shares of preferred stock of HCCA converted into the right to receive a proportional amount of 592,500 shares of Selway Series C common stock and warrants to purchase 296,250 shares of Selway common stock. In accordance with the terms of the promissory notes issued in the Bridge Financing, at the time of the Merger notes in the aggregate amount of $3,159,591.78 (including principal and interest accrued to date) were converted into 315,959 shares of Selway Series C common stock and notes in the aggregate principal amount of $3,025,000 were repaid in full.

On the Closing Date, certain members of the HCCA’s management received promissory notes with an aggregate face value of $2,500,000 (the “Management Incentive Notes”), which notes are non-interest bearing and subordinated to all senior debt of the combined company in the event of a default under such senior debt. The Management Incentive Notes will be repaid from 25% of 25% of the combined company’s free cash-flow (defined as in the notes) in excess of $2,000,000. The combined company will be obligated to repay such notes if, among other events, there is a transaction that that results in a change of control of the combined company.

In addition, at the time of the Merger, certain members of HCCA’s management received an aggregate of 1,500,000 shares of Selway common stock , which shares were fully vested but placed in escrow to be released in three equal installments of 500,000 shares on each of September 30, 2013, June 30, 2014 and June 30, 2015. HCCA expects to record a one-time expense, estimated not to exceed $12,000,000, reflecting the estimated market value of these shares at the time of the merger.

In conjunction with the merger of Merger Sub into HCCA:

•	The Company entered into exchange agreements with 3 beneficial holders of HCCA’s bridge loan holders who were also beneficial holders of greater than 5% of Selway’s Series A common stock. Pursuant to the exchange agreements, such holders converted an aggregate of 281,554
•	shares of Selway’s Series A common stock to Selway’s Series C common stock. In conjunction with the exchange, such holders were repaid bridge notes in the aggregate principal amount of $3,025,000.
•	The Company entered into exchange agreements with 3 beneficial holders of greater than 5% of Selway’s Series A common stock. Pursuant to the exchange agreements, such holders converted an aggregate of 878,481 shares of Selway’s Series A common stock to Selway’s Series C common stock and received $3.53 per share of Series A common stock exchanged, or an aggregate of $3,101,037.93.
•	An aggregate of $11,948,360.50 was released from Selway’s trust account, reflecting the number of shares of Series A common stock that were converted into Series C common stock, of which $232,007 was paid to the underwriters from Selway’s initial public offering.
•	The placement warrants held by the Company’s founders were converted into the right to receive: (i) an aggregate of 100,000 shares of Selway common stock; and (ii) warrants to purchase an aggregate of 1,000,000 shares of Selway common stock at an exercise price of $10.00 per share (the “Exchange Warrants”). The proceeds from the exercise of the exchange warrants will be paid: (i) 75% to the holders of all of the issued and outstanding shares of common stock of HCCA immediately prior to the time of the Merger; and (ii) 25% to certain members of HCCA management. The exchange warrants are only exercisable for cash, may not be exercised on a cashless basis, and must be exercised if the closing price for the combined company’s common stock exceeds $12.00 per share for 20 trading days in any 30-trading-day period.

In addition, HCCA waived the condition to closing that a revolving credit facility in the aggregate amount of $5 million be in place at closing. Such facility subsequently closed on April 11, 2013 and is described further below.

Indemnification; Escrow of Closing Payment

Pursuant to the Agreement, if the HCCA violates, misrepresents or breaches any of its representations, warranties, and covenants, it has agreed to indemnify Selway for up to 10% of the Closing Payment. For that purpose, of the Closing Payment, an aggregate of 520,000 shares and promissory notes with an aggregate face value of $750,000 are being held in escrow for a period of 12 months following the Merger in order to satisfy any indemnification obligations of the HCCA. If Selway violates, misrepresent or breaches any of its representations, warranties, and covenants, it has agreed to indemnify the HCCA stockholders up to 10% of the Closing Payment, payable in cash (up to $5,950,000). For purposes of the indemnification provisions of the Agreement, each share included in the Closing Payment will be deemed to be worth $10.00, and the promissory notes will be deemed to be worth their face value.

Board of Directors of the Combined Company; Voting Agreement

In connection with the closing of the Merger, on April 10, 2013, the Company entered into a voting agreement pursuant to which, for a two year period, Gary Sekulski, as the representative of the stockholders of HCCA before the Merger, will designate three persons to the combined company’s board of directors, Edmundo Gonzalez, as Selway’s representative, will designate one person to the combined company’s board and such designees will unanimously designate three persons to the combined company’s board of directors.

Registration Rights

In connection with transactions contemplated by the Agreement , the Company also entered into a registration rights agreement to register all shares included in the Closing Payment, the Earnout Payment Shares, the shares underlying the Exchange Warrants, and the Selway shares issued as compensation for the Bridge Financing completed by HCCA in September 2012, pursuant to the terms of a Registration Rights Agreement entered into at the closing of the Merger (all such securities issued in connection with the Merger, the “Merger Securities”). The holders of the majority of the Merger Securities are entitled to make up to two demands that the Company register such securities at any time commencing six months following the consummation of the Merger. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to Selway’s consummation of an acquisition transaction. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Advisory Securities

The Company is obligated to pay Chardan Capital Markets, LLC the following in consideration of its services in connection with the merger transactions described above:

•	Five percent of all equity consideration issued in the transaction.
•	Promissory notes having an aggregate principal amount of five percent of all promissory notes issued in connection with the transaction, on the same terms and conditions as the promissory notes issued in the transaction.

Post-Merger Tender Offer

The Company commenced a tender offer for all of its outstanding Series B shares on May 10, 2013. Selway is offering $10.30 for each outstanding share of Series B common stock outstanding. If the tender offer is not completed by August 14, 2013, the Company will be required to terminate the tender offer and automatically liquidate the trust account and distribute a pro rata portion of the trust account ($10.30 per share) to each holder of Series B common stock, and the Series B common stock will be canceled.

Revolving Credit Facility

On April 11, 2013, PCA and PCA Benefits, Inc. (together, the “Borrower”), the wholly-owned subsidiaries of HCCA, entered into a credit and security agreement with a fund managed by Muneris Capital Group (“Lender”) for a secured revolving credit facility with an initial aggregate credit limit of $5,000,000. The facility has a term of three years, through April 11, 2016, during which the loan proceeds are to be used solely for working capital. The Lender may, at its discretion, increase the credit limit in increments of $250,000, up to a maximum facility limit of $25,000,000. Interest is payable on a monthly basis, commencing May 1, 2013, at an annual rate of prime (as determined by Wells Fargo Bank of San Francisco) plus 1.75%. The interest rate will automatically reduce to prime plus 0.75% if: (i) the principal amount outstanding under the facility exceeds $7,500,000 and; (ii) the fixed charge coverage ratio (as defined in the agreement) is at least 3-to-1 as of the end of any two consecutive calendar months. The facility is guaranteed by HCCA and the agreement grants the Lender a first priority security interest in certain collateral, which includes the Borrower’s accounts receivable, bank deposit accounts and all personal property (other than intellectual property) and fixtures. The facility contains certain financial covenants, including the requirement to maintain: (i) a ratio of current assets to current liabilities of at least 2-to-1; (ii) from October 2013 to December 2013, the fixed charge coverage ratio existing as of the end of September 2013, and after December 2013, a fixed charge coverage ratio of at least 1.2-to-1; and (iii) a loan turnover rate of 25, as calculated by dividing: (A) 365 by (B) the result achieved by dividing: (i) the product of the aggregate of all accounts receivable collected during the relevant Test Period (generally defined as the last three calendar months then ended), multiplied by 4; by (ii) the outstanding principal balance of the credit facility as of the last business day of such Test Period. The agreement also includes customary negative covenants and financial reporting requirements, as well as certain customary events of default that would render all outstanding amounts under the agreement immediately due and payable, including but not limited to: (i) Borrower failing to pay amount amounts due within 2 business days of notice; (ii) Lender ceasing to have a valid perfected first priority security interest in any material portion of the collateral; (iii) Borrower or HCCA, as guarantor, undergoing any change of control, including the occurrence of a merger or consolidation, a disposition of a substantial portion of Borrower’s assets, or Borrower’s inability to find a reasonably satisfactory replacement for a chief executive officer within 30 days of the current chief executive officer’s termination or resignation from such post.

Financial Statements of HCCA

On May 9, 2013, the Company’s Board of Directors, after consultation with, and upon recommendation from, management of the Company, concluded the previously issued audited financial statements for the years ended December 31, 2011 and 2012 for HCCA, which the Company recently acquired and which is currently the Company’s subsidiary, should no longer be relied upon and that disclosure should be made, and action should be taken, to prevent future reliance on such financial statements. HCCA will restate its financial statements for the year ended December 31, 2011 and 2012.

While conducting a review of HCCA’s financial statements in connection with upcoming public filings the Company discovered that certain accounts receivables were overstated due to accounting errors which included the recognition of certain 2013 revenues in 2012. In addition, the Company discovered that a payable to a large service provider was erroneously understated as HCCA believed that it might not be obligated to pay the service provider because of a claim submitted by HCCA against the service provider. While HCCA is currently pursuing claims of up to $5 million against the service provider, it should have accrued an account payable to the service provider in its financial statements, notwithstanding this claim. In addition the Company discovered that HCCA failed to disclose that the service provider filed a $2.9 million counter claim in support of efforts to collect from HCCA.

The Company believes that the issues outlined above will not materially impact its 2013 revenue guidance and is reiterating its previously provided revenue guidance of $81.3 million.

The impact of these errors on HCCA’s historical and previously filed financial statements for 2011 and 2012 is as follows:

2011

•	For the balance sheet as of December 31, 2011, HCCA understated its accounts payable and other payables collectively by approximately $1,810,000 and correspondingly understated its Accumulated Deficit by approximately $1,810,000. Of the $1,810,000, $1,260,000 was a payable to the service provider discussed above and $550,000 was payable to a customer due to a prepayment that was erroneously recorded as revenues. For the Consolidated Statement of Operations for the Year Ended December 31, 2011, HCAA understated its net loss by approximately $1,810,000 as it overstated its revenues by approximately $550,000 and understated its expenses by approximately $1,260,000. Loss per share was understated by approximately $.048.

2012

•	For the balance sheet as of December 31, 2012, HCCA understated its accounts payable and other payables collectively by approximately $3,005,000, overstated its accounts receivables by approximately $962,000 and correspondingly understated its Accumulated Deficit by approximately $3,967,000. Of the $3,005,000 understatement of accounts payable, approximately $2,360,000 was payable to the service provider discussed above and $550,000 was payable to a customer (see 2011 above). For the Consolidated Statement of Operations for the Year Ended December 31, 2012, HCAA understated its net loss by approximately $2,160,000 as it overstated its revenues by approximately $1,050,000 and understated its expenses by approximately $1,110,000. Loss per share was understated by approximately $0.055. Of the $1,050,000 overstatement of 2012 revenues, $650,000 will be recorded as revenue in the first quarter of 2013.

The Company’s officers have discussed the foregoing matters with the Company’s current independent registered public accounting firm, Thomas J. Harris, Certified Public Accountant, which was the auditor of HCCA’s financial statements. The Board of Directors has authorized and directed that the officers of the Company take the appropriate and necessary actions to amend and restate the Current Report on Form 8-K dated April 10, 2013, pursuant to which HCCA’s financial statements were filed with the SEC. The Company expects to file restated financial statements reflecting the foregoing corrections no later than May 15, 2013.

The results of operations below relate to the period prior to our Business Transaction and do not reflect the financial results of HCCA for the three months ended March 31, 2013. The financial results of HCCA for the three months ended March 31, 2013 will be filed on an amendment to the Current Report on Form 8-K dated April 10, 2013.

Results of Operations

For the three months ended March 31, 2013, we had a net loss of $1,834,740, consisting of interest and dividend income of $4,552 less costs attributable to general and administrative expenses of $192,625 and non-cash expenses attributable to the change in the fair value of warrants of $1,646,667. The general and administrative costs incurred during the three months ended March 31, 2013 reflect predominantly costs associated with being a public company including legal, financial reporting and accounting expenses. For the three months ended March 31, 2012, we had a net loss of $1,319,924 consisting of interest and dividend income of $2,653 less costs attributable to general and administrative expenses of $109,244 and non-cash expenses attributable to the change in the fair value of warrants of $1,213,333.

For the period January 12, 2011 (date of inception) to March 31, 2013, we had a net loss of $4,534,254 consisting of interest and dividend income of $22,155 less costs attributable to general and administrative expenses of $656,409 and non-cash expenses attributable to the change in the fair value of warrants of $3,900,000. The general and administrative costs incurred costs incurred during the period January 12, 2011 (date of inception) to March 31, 2013 reflect predominantly costs associated with being a public company including legal, financial reporting and accounting expenses.

Liquidity and Capital Resources

On November 14, 2011 we closed our Offering of 2,000,000 units at a price of $10.00 per unit, with gross proceeds of $20,000,000. Immediately prior to the closing of the Offering, we sold 2,333,333 warrants to our sponsor for $0.75 per warrant, with gross proceeds of approximately $1,750,000. Each unit in the Offering consisted of one share of common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $7.50. Our common stock and warrants started trading separately as of December 16, 2011. We deposited $20,600,000 (including $400,000 of deferred underwriting commissions) from the Offering and private placement of warrants, net of fees and offering expenses, in a trust account for the benefit our public stockholders.

The net proceeds from the sale of our units in the Offering, after deducting certain offering expenses of $1,525,909, including underwriting discounts of $500,000, deferred underwriting discounts of $400,000 and $100,000 to be paid to Loeb & Loeb LLP upon the consumation of our Business Transaction, were $18,474,091. Additionally, net proceeds from the sale of private placement warrants totaled approximately $1,750,000. Aggregate net proceeds from the sale of warrants and units totaled $20,224,091. Except for interest that is earned on the funds contained in the trust account that may be released to us to be used as working capital, we were not able to access the amounts held in the trust until we consummated a Business Transaction. The amounts held outside of the trust account were available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

From January 12, 2011 (the date of our inception) through March 31, 2013, we had operating expenses of $656,409.

The net proceeds deposited into the trust fund remain on deposit in the trust account earning interest. As of March 31, 2013, we had approximately $20,600,000 held in the trust account, which included deferred underwriting fees of $400,000. During the three months ended March 31, 2013, $6,224 of cash was withdrawn from the trust account to fund working capital. Additionally, as of March 31, 2013, we had $6,486 outside the trust account to fund our working capital requirements.

We intended to use substantially all of the net proceeds of the Offering to acquire one or more target businesses, and to use a portion of the interest earned on the trust account together with the funds not held in trust to identify and evaluate prospective target businesses, to select one or more target businesses, and to structure, negotiate and consummate a Business Transaction. On April, 10, 2013, we consummated a Business Transaction with Healthcare Corporation of America, a Pharmacy Benefit Manager. In connection therewith, an aggregate of $11,948,360.50 was released from our trust account, leaving $8,651,639.50 available in the trust account for release to our holders of Series B common stock in the event of a post-acquisition tender offer or post-acquisition automatic trust liquidation, as the case may be.

From November 14, 2011 through May 14, 2012, we incurred a fee of $5,000 per month to Selway Capital LLC for office space, administration services and secretarial support. Since we had not completed a Business Transaction by May 14, 2012, Selway Capital LLC agreed to provide such services free of charge until we completed our Business Transaction or were forced to liquidate. The agreement expired on April 10, 2013.

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

Contractual Obligations

At March 31, 2013, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than: (1) $100,000 due to Loeb & Loeb LLP, our counsel, which was only due if we closed a Business Transaction, and (2) $20,000 due to Vintage Filings, our financial filing and printing firm, which was only due if we closed a Business Transaction. The full amount potentially owed to Loeb & Loeb LLP and Vintage Filings, has been reflected on our balance sheet and was paid upon the consummation of our Business Transaction on April 10, 2013.

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds

From the completion of the Offering through March 31, 2013, we have spent approximately $242,881 on operating expenses.

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

SELWAY CAPITAL ACQUISITION CORPORATION

Date: May 15, 2013	By:	/s/ Gary Sekulski
	Name:	Gary Sekulski
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2013	By:	/s/ Scott Weeber
	Name:	Scott Weeber
	Title:	VP Finance & Accounting
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

