Form 10-KT
period 2013-06-30
Healthcare Corp of America
filed 2014-03-13
CIK 1514682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended _______________

or

☒	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2013 to June 30, 2013

Commission file number: 000-54527

HEALTHCARE CORPORATION OF AMERICA

 (Exact name of registrant as specified in its charter)

Delaware	27- 4563770
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

66 Ford Road, Suite 230
Denville, NJ	07834
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (973) 983-6300

Securities registered pursuant to Section 12(b) of the Act: None.

Name of each exchange on which registered: None.

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☒   No  ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant as of December 31, 2012, the last business day of the Registrant’s most recently completed second fiscal quarter for the period ended June 30, 2013, was approximately $20,400,000.

The number of shares outstanding of the Registrant’s common stock as of March 10, 2014 was 8,832,692.

DOCUMENTS INCORPORATED BY REFERENCE

None.

HEALTHCARE CORPORATION OF AMERICA

Transition Report on Form 10-K for the Period Ended June 30, 2013

Report of Independent Registered Public Accounting Firms	F-1 to F-2

Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012	F-3

Consolidated Statements of Operations for the Six Months Ended June 30, 2013 and Year Ended December 31, 2012	F-4

Consolidated Statements of Redeemable Securities and Stockholders’ Deficit for the Six Months Ended June 30, 2013 and Year Ended December 31, 2012	F-5

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and Year Ended December 31,2012	F-6 to F-7

Notes to Consolidated Financial Statements	F-8 to F-26

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

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors,” which include, among other things:

•	changing principles of generally accepted accounting principles;
•	market acceptance of our products;
•	changes in government regulations related to the pharmaceutical industry;
•	changes in government regulations related to healthcare, generally;
•	fluctuations in customer demand;
•	management of growth;
•	general economic conditions;
•	relationships with suppliers;
•	overall economic conditions and local market conditions;
•	our ability to keep information confidential;
•	the volume of prescriptions for certain drugs or drugs generally; and
•	retaining key customer relationships.

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

part I

ITEM 1.  BUSINESS

Introduction

Healthcare Corporation of America, a Delaware corporation (formerly known as Selway Capital Acquisition Corporation ) (the “Company”, “we,” “us,” or “our”), is a company that was organized under the laws of the State of Delaware on January 12, 2011 to acquire, through a merger, capital stock exchange, asset acquisition, stock purchase or similar acquisition transaction, one or more operating businesses. Although we were not limited to a particular geographic region or industry, we focused on acquiring operating businesses in the United States. Until the acquisition (the “Acquisition”) of Healthcare Corporation of America, a New Jersey corporation (“HCCA”), on April 10, 2013, we did not operate a business and our activities were limited to locating a business to acquire.

As a result of the closing of the Acquisition, we operate our business through our wholly owned subsidiary, HCCA. HCCA is a Pharmacy Benefit Manager, or PBM. HCCA’s mission is to reduce prescription drug costs for clients while improving the quality of care. HCCA administers prescription drug benefit programs for employers who contract with HCCA directly in order to provide this component of healthcare benefits to their employees. HCCA also is the PBM for health benefit companies who partner with HCCA in order to provide prescription drug benefits along with their core offering, other health benefits like medical insurance, to their clients. HCCA’s growing customer base includes commercial clients of various sizes and industries, business associations and trade groups, and local government entities, labor unions and charitable and non-profit organizations. HCCA’s business model is based on proactive benefit cost management. HCCA’s brand in the marketplace is Prescription Corporation of America, or PCA.

Our principal executive offices are located at 66 Ford Road, Suite 230, Denville, NJ 07834, and the telephone number at our principal executive office is 973-983-6300. We maintain a website at www.hca-pca.com. The information contained in, or that can be accessed through, our website is not part of, and is not incorporated into, this current report on Form 8-K or other filings we make with the SEC. We makes available free of charge on our website annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or we furnishes it to, the SEC.

Acquisition of HCCA

On January 25, 2013, an Agreement and Plan of Merger (the “Agreement”) was entered into by and among the Company, Selway Merger Sub, Inc., a New Jersey corporation and wholly owned subsidiary of the Company (“Merger Sub”), HCCA, Prescription Corporation of America (“PCA”), Gary Sekulski, as the representative of the stockholders of HCCA, and Edmundo Gonzalez, as our representative. On April 10, 2013 (the “Closing Date”), the Acquisition and other transactions contemplated by the Agreement closed.

Pursuant to the Agreement, Merger Sub merged with and into HCCA (the “Merger”), resulting in HCCA becoming a wholly owned subsidiary of the Company. PCA and PCA Benefits, Inc., a dormant entity, remain wholly owned subsidiaries of HCCA.

Holders of all of the issued and outstanding shares of common stock of HCCA immediately prior to the time of the Merger had each of their shares of common stock of HCCA converted into the right to receive: (i) a proportional amount of 5,200,000 shares of our Series C common stock and promissory notes with an aggregate face value of $7,500,000 (collectively, the “Closing Payment”); plus (ii) a proportional amount of up to 2,800,000 shares of our common stock, if any, (the “Earnout Payment Shares”) issuable upon the our achieving certain consolidated gross revenue thresholds as more fully described below. A portion of the Closing Payment (520,000 shares and promissory notes with an aggregate face value of $750,000) was being held in escrow for a period of 12 months following the Merger to satisfy indemnification obligations of the HCCA. Effective December 20, 2013, the escrowed portion of the Closing Payment, together with a portion of the shares issued to Chardan Capital Markets, LLC (an aggregate of 546,002 shares, and promissory notes with an aggregate face value of $750,000) were released from escrow and cancelled.

The Earnout Payment Shares , if any, will be issued as follows: (i) 1,400,000 shares if we achieve consolidated gross revenue of $150,000,000 for the twelve months ended March 31, 2014 or June 30, 2014; and (ii) 1,400,000 shares if we achieve consolidated gross revenue of $300,000,000 for the twelve months ended March 31, 2015 or June 30, 2015. In the event we do not achieve the first earnout threshold, but do achieve the second earnout threshold, then all of the Earnout Payment Shares shall be issued. If we consolidates, merge or transfer substantially all of our assets prior to June 30, 2015 at a valuation of at least $15.00 per share, then all of the Earnout Payment Shares not previously paid out shall be issued immediately prior to such transaction. If, prior to achieving either earnout threshold we acquire another business in exchange for our equity or debt securities, then any remaining earnout thresholds may be adjusted by the independent members of our board of directors in its sole discretion.

In connection with the Merger, certain members of HCCA’s management received promissory notes with an aggregate face value of $2,500,000 (the “Management Incentive Notes”), which notes are non-interest bearing and subordinated to all our senior debt in the event of a default under such senior debt. The Management Incentive Notes will be repaid from 6.25% of our free cash-flow (defined as in the notes) in excess of $2,000,000. We will be obligated to repay such notes if, among other events, there is a transaction that that results in a change of control.

In addition to the Management Incentive Notes, certain members of HCCA’s management received an aggregate of 1,500,000 shares of our common stock (the “Management Incentive Shares”), which shares were placed in escrow and subject to release in three installments through June 30, 2015. Subsequently, certain members of HCCA management agreed to cancel an aggregate of 750,000 shares pursuant to rescission agreements entered into in June 2013. Of the remaining Management Incentive Shares outstanding, 400,000 shares have vested but remain in escrow until June 30, 2014 and 350,000 shares will vest on June 30, 2015 and will remain in escrow until June 30, 2015.

In connection with a bridge financing (the “Bridge Financing”) completed by HCCA in September 2012, HCCA issued 59.25 units, each unit consisting of 10,000 preferred shares and a promissory note with a face value of $100,000. At the time of the Merger, holders of all of the issued and outstanding shares of preferred stock of HCCA, by virtue of the Merger, had each of their shares of preferred stock of HCCA converted into the right to receive a proportional amount of 592,500 shares of our Series C common stock and warrants to purchase 296,250 shares of our Series C common stock. In accordance with the terms of the promissory notes issued in the Bridge Financing, at the time of the Merger, notes in the aggregate amount of $3,159,591.78 (including principal and interest accrued to date) were converted into 315,959 shares of our Series C common stock and notes in the aggregate principal amount of $3,025,000 were repaid in full.

In connection with transactions contemplated by the Agreement, we also entered into a registration rights agreement to register all shares included in the Closing Payment, the Earnout Payment Shares, the shares underlying the Exchange Warrants (as defined below), and the shares issued as compensation for the Bridge Financing completed by HCCA in September 2012, pursuant to the terms of a Registration Rights Agreement entered into at the closing of the merger (all such securities issued in connection with the merger, the “Merger Securities”). The holders of the majority of the Merger Securities are entitled to make up to two demands that we register such securities at any time commencing six months following the consummation of the merger. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of an acquisition transaction. We will bear the expenses incurred in connection with the filing of any such registration statements. In addition, holders who received shares as compensation for the Bridge Financing are entitled to liquidated damages because the registration statement was not effective by October 8, 2013, or, after effectiveness, if it ceases to be effective for more than 45 days in a 12-month period. Such damages are assessed for each 30-day period that the registration statement is not effective, in the amount of 1.0% of the aggregate purchase price paid by each holder in the Bridge Financing, provided however, that total liquidated damages may not exceed 10% of the aggregate purchase price. As of June 30, 2013 we had accrued the maximum penalty of $592,000.

In conjunction with the merger of Merger Sub into HCCA:

•	we entered into exchange agreements with 3 beneficial holders of HCCA’s bridge loan who were also beneficial holders of greater than 5% of our Series A common stock. Pursuant to the exchange agreements, such holders converted an aggregate of 281,554 shares of our Series A common stock to our Series C common stock. In conjunction with the exchange, such holders were repaid bridge notes in the aggregate principal amount of $3,025,000.

•	we entered into exchange agreements with 3 beneficial holders of greater than 5% of our Series A common stock. Pursuant to the exchange agreements, such holders converted an aggregate of 878,481 shares of our Series A common stock to our Series C common stock and received $3.53 per share of Series A common stock exchanged, or an aggregate of $3,101,037.93.

•	An aggregate of $11,948,360.50 was released from our trust account, reflecting the number of shares of Series A common stock that were converted into Series C common stock, of which $232,007 was paid to the underwriters from our initial public offering.

•	The placement warrants held by our founders were converted into the right to receive: (i) an aggregate of 100,000 shares of our common stock; and (ii) warrants to purchase an aggregate of 1,000,000 shares of our common stock at an exercise price of $10.00 per share (the “Exchange Warrants”). On November 22, 2013, our Board of Directors approved a change in the terms of the Exchange Warrants, pursuant to which (a) the term of the warrants was extended for three year, (b) the exercise price was reduced to $1.50 (the conversion price of the Notes issued on December 31, 2013 as described herein), (c) providing for a cashless exercise feature for 100% of the warrant shares, and (d) increased to $17.50 the price at which the Exchange Warrants must be exercised if the closing price for the our common stock exceeds such price per share for 20 trading days in any 30-trading-day period.

We paid Chardan Capital Markets LLC a cash fee comprised of five percent of all equity consideration issued in the merger (335,000 shares of common stock), plus promissory notes having an aggregate principal amount of five percent of all promissory notes issued in connection with the Merger ($500,000), on the same terms and conditions as the promissory notes issued in the Merger, in consideration of its services in connection with the Merger. A portion of the shares (26,002 shares) and notes ($50,000 principal amount) issued to Chardan pursuant to the Merger were cancelled in connection with the cancellation of the escrowed portion of the Merger consideration. We also paid Chardan Capital Markets LLC a cash fee of $414,750, plus warrants to purchase up to 92,500 shares of common stock, in consideration of its services in connection with the bridge financing.

Immediately following the transactions described above, none of our Series A Shares and Units were outstanding and there were 839,965 shares of our Series B Shares issued and outstanding, 8,953,494 shares of our Series C Shares issued and outstanding, 2,296,250 public warrants issued and outstanding, warrants to purchase 1,000,000 shares of our common stock owned by our pre-initial public offering stockholders, and unit purchase options exercisable for 100,000 shares of our common stock and warrants to purchase 100,000 shares of our common stock.

Tender Offer

As required by our Certificate of Incorporation, following the Merger, we filed a tender offer to all holders of our outstanding Series B Shares of common stock, par value $0.0001 per share (the “Series B Shares”), at a price of $10.30 per share in cash, without interest.

The Offer expired at 5:00 p.m., United States Eastern Time on the evening of Tuesday, August 13, 2013. Based on information provided by American Stock Transfer & Trust Company, LLC (the “Depositary”), pursuant to the terms of the Offer, 839,765 Shares were tendered for an aggregate purchase price of $8,649,579.50. The Company has accepted for redemption all of the Shares validly tendered and not withdrawn.

As specified in our Certificate of Incorporation, On August 20, 2013, all outstanding classes of our common stock consolidated into a single class of common stock, designated “common stock”.

Restatement of Financial Information

On May 9, 2013, we issued a Current Report on Form 8-K announcing that our Board of Directors, after consultation with, and upon recommendation from, our management, concluded the previously issued audited financial statements for the years ended December 31, 2011 and 2012 for HCCA, which we recently acquired and which is currently our wholly owned subsidiary, should no longer be relied upon and that disclosure should be made, and action should be taken, to prevent future reliance on such financial statements. For a description of the basis for the Board’s determination, please see our Current Report on Form 8-K dated May 9, 2013, which description is incorporated by reference herein.

Our officers discussed the foregoing matters with HCCA’s independent registered public accounting firm during the period, Thomas J. Harris, Certified Public Accountant. The Board of Directors authorized and directed that our officers take the appropriate and necessary actions to amend and restate the Current Report on Form 8-K (the “Original 8-K”), pursuant to which HCCA’s financial statements were filed with the SEC on May 16, 2013.

The restated financial statements also include certain reclassifications related to revenue and cost of sales for the fiscal years ended December 31, 2011 and 2012. We previously disclosed in our Current Reports on Form 8-K filed on March 25, 2013 and April 16, 2013 HCCA’s practice of recognizing revenue from rebates as well as from its mail-order pharmacy business. HCCA has reclassified these figures as decreases to cost of sales, with the exception of co-pays from members who order from its mail-order facility. There is no impact on gross profit, nor is there an impact on operating expenses related to this reclassification.

On September 16, 2013, the Board of Directors of the Company, after consultation with, and upon recommendation from, management of the Company, concluded that the previously issued and restated audited financial statements for the years ended December 31, 2011 and 2012 of HCCA, and the previously issued unaudited financial statements for the quarter ended March 31, 2013 of HCCA, should no longer be relied upon and that disclosure should be made, and action should be taken, to prevent future reliance on such financial statements. The Company reported this information in its Current Report on Form 8-K dated September 16, 2013.

Our officers discussed the foregoing matters with HCCA’s independent registered public accounting firm during the period, Thomas J. Harris, Certified Public Accountant. The Board of Directors authorized and directed that our officers take the appropriate and necessary actions to amend and restate the Original 8-K. As a result we reviewed our financial statements in an attempt to discover all the material errors and misstatements that were included therein. As part of this review we engaged external consultants to review and investigate our books and records and other related transactions and activities for 2012 and 2011.

On November 11, 2013, the Company issued a press release announcing that the Company had discovered additional issues that necessitated an in-depth analysis of the books and records of HCCA for 2011, 2012 and the three months ended March 31, 2013. As a result of this review our management concluded that it will be unable to complete our restated 2011 financial statements, due to lack of sufficient source documents and other information, and that, as a result of the analysis, management had decided to exclude the 2011 income statement from our Transition Report on Form 10-K, in which it would otherwise be required, and that we would adjust the financial statements for 2012 and the 6 months ended June 30, 2013 to reflect the correction of the errors that were discovered.

The errors requiring a restatement of HCCA’s financial statements resulted in material weaknesses in internal control over financial reporting which were noted in the amended filings. In order to help prevent similar accounting errors in the future, the Company has hired a new CFO effective as of June 3, 2013 and instituted new procedures and controls where all material schedules and related journal entries are reviewed by the CFO on a monthly basis. On January 7, 2014, the Company’s Board of Directors established an Audit Committee consisting of Mr. Thomas Rebar and Edmundo Gonzalez, with Mr. Rebar as Chairman. In addition, the Company is in the process of locating additional independent directors eligible to serve on the audit committee.

New Chief Executive Officer

On December 31, 2013, the Company appointed Natasha Giordano to serve as Chief Executive Officer, President and director of the Company, effective January 1, 2014. Also on December 31, 2013, Gary Sekulski resigned as Chief Executive Officer of the Company effective upon the appointment of his successor, Natasha Giordano. He will continue to serve as a director of the Company. In addition, Mr. Sekulski entered into a one year renewable consulting agreement whereby he will provide sales and marketing consulting services to the Company.

Change in Fiscal Year

On November 7, 2013, the Company determined to change its fiscal year end from June 30 to December 31. As a result of the change in fiscal year, the Company will file a transition report on Form 10-K for the six months ended December 31, 2013.

Debt Modification

On October 15, 2013, the Company received a notice of events of default (the “Notice”) from Partners For Growth III, L.P. (the “Lender”) pursuant to that certain Loan and Security Agreement dated as of July 17, 2013 (the “Loan Agreement”) by and among the Company, Healthcare Corporation of America, a New Jersey corporation and wholly owned subsidiary of the Company (“HCA”), Prescription Corporation of America, a New Jersey corporation and wholly owned subsidiary of HCA (“PCA”), and PCA Benefits, Inc., a New Jersey corporation and wholly owned subsidiary of HCA (“PCAB”; and collectively with the Company, HCA and PCA, the “Borrowers”). On December 31, 2013, the Company entered into a Forbearance, Waiver and Modification No. 1 to Loan Agreement with the Lender (the “Modification”) that is described in the Company’s Current Report on Form 8-K dated December 31, 2013.

Private Placement

On December 31, 2013, the Company entered into a securities purchase agreement (the “SPA”) with certain purchasers (each a “Purchaser” and collectively, the “Purchasers”) named therein and Chardan Capital Markets, LLC (“Agent”) as administrative and collateral agent. Pursuant to the SPA, the Company issued $2,112,500 of Junior Secured Convertible Term Notes (the “Notes”), which Notes are convertible into shares of the Company’s common stock at an initial fixed conversion price equal to $1.50 per share. The Purchasers of Notes also received warrants (the “Warrants”) to purchase one share for every $1.50 of Notes purchased by such Purchaser. The Company completed the initial closing of a private placement of Notes and Warrants under the SPA on December 31, 2013, and may continue to make subsequent placements under the SPA until it has placed an aggregate of $6,000,000 in Notes under the SPA or the date that is 30 days after the date of such initial closing (the private placements under the SPA are collectively referred to as the “Private Placement”).

In connection with the Private Placement the Company agreed to pay the Agent a fee representing 9% of the principal amount of the Notes plus the $500,000 additional loan from the Lender, less $250,000, or $2,362,500. The fee was paid in the form of additional Notes (with a pro rata number of warrants) in the amount of $212,625 (for total principal amount of Notes equal to $2,325,125).

In connection with the issuance of the Notes under the SPA, the Company issued warrants to purchase an aggregate of 1,550,083 shares of common stock (including warrants to purchase 141,750 shares issued to the Agent for its fees), at an exercise price of $3.00 per share (the “Exercise Price”), at any time on or prior to December 31, 2018 (the “Warrants”). The Warrants may also be exercised on a cashless basis.

The Company and its subsidiaries entered into a Master Security Agreement with the Agent pursuant to which the Company and its subsidiaries agreed to secure the payment of all obligations under the Notes by granting and pledging to the Agent a continuing security interest in all of the Company’s and its subsidiaries’ property now owned or at any time hereafter acquired by them.

Pursuant to a registration rights agreement entered into in connection with the Private Placement, the Company is required to file a registration statement covering all securities issued or issuable pursuant to the SPA (the “SPA Securities”) no later than ten business days following the filing with the Commission of the Company’s annual or quarterly report for the period ending December 31, 2013 (or, if the Company does not file a report for such period, the report for the period ending closest to December 31, 2013), but in no event later than April 14, 2014. The holders of SPA Securities are entitled to liquidated damages in the amount of 1% of the face value of the Notes for each 30 day period the company fails to comply with its obligations under the registration rights agreement. In the event the Company fails to timely make such liquidated damages payment, the such amounts shall accrue interest at a rate of 1.5% for every 30 day period such failure continues.

Going Concern

We continue generating substantial losses and expect to into the foreseeable future, while successfully completing various financings as described herein during 2012 and 2013. Nevertheless, as of the date of this report we have not yet established an ongoing source of revenues sufficient to cover our operating costs to allow us to continue as a going concern. Our ability to continue as a going concern is dependent on our obtaining additional adequate capital to fund operating losses until we become profitable and generate cash flows from our operations. If we are unable to obtain adequate capital, we could be forced to cease operations. We are contemplating conducting additional offering of our debt or equity securities to obtain additional operating capital. There are no assurances we will be successful and without sufficient financing it would be unlikely for us to continue as a going concern.

Products and Services

HCCA’s primary products and services consist of a variety of Pharmacy Benefit Management (PBM) products, in addition to mail-order pharmacy services. HCCA’s suite of PBM products provides flexible and cost-effective alternatives to traditional PBM offerings typically used by health plans, government agencies and employers. HCCA provides a broad range of pharmacy benefit management solutions to managed care organizations, self-insured employer groups, unions, third party healthcare plan administrators, and local government entities. HCCA’s PBM products include solutions for self-insured entities such as employers, townships, counties and unions, as well as smaller fully-funded entities that typically require a fixed cost structure. The majority of HCCA’s client base is currently in New Jersey, and HCCA plans to expand its services out of New Jersey.

HCCA started its business by focusing on the needs of the local government market in New Jersey. Recently, we have decided to de-emphasize our focus on the fixed fee local government PBM marketplace due to its lack of profitability. We estimate that this business line which accounted for approximately 67% of our revenues for the six months ending June 30, 2013, and which generated substantial operating losses, will decline in the months to come as annual renewable contracts may not renew due to our demand for substantial price increases as a condition for contract renewals.

HCCA believes that our growth to date has been the result of clients (we refer to employers contracting with HCCA as “clients” while the employees to whom HCCA provides services are referred to as “members” throughout this document) finding HCCA’s pricing model, and its resulting savings, more attractive than other options.

HCCA has started to expand its business geographically and has also added products to address attractive market segments. HCCA’s PBM products include:

•	Fully-funded Programs: A fully-funded prescription benefit plan takes the risk of overpayment from the client and passes it to the PBM in exchange for a higher fixed monthly cost.

•	Self-Insured Programs: Larger organizations can take the risk of total drug spending varying, and traditionally provide the drug benefit to their employees on a self-insured basis. Under self-insurance, HCCA seeks to pass on the cost of drugs, and it generates revenue via administrative fees and rebates.

•	340B Basics: The federal drug-pricing program, 340B, requires drug manufacturers to sell outpatient drugs at a reduced cost to eligible healthcare centers, clinics and hospitals. The goal is to incentivize healthcare providers to expand medication access to low-income individuals, families and other vulnerable populations. HCCA’s new 340 Basics product is a compliance management solution that includes HCCA proprietary software as well as management processes and controls.

•	Rx Savings Solutions: These affordable plans marketed under the “Savings Solutions” brand feature generic only or generic and preferred brand drug formularies, allowing HCCA to provide lower cost alternatives. At this point, this program is most often employed by smaller businesses that want to provide prescription drug benefits to their employees but cannot afford a traditional fully-funded or self-funded plan.

•	Mail-Order Pharmacy: HCCA offers mail-order pharmacy services to its PBM members. HCCA’s mail-order pharmacy service gives members flexibility, privacy, and easy access to their maintenance medications while offering plan savings to the client because we are able to take advantage of lower purchase prices, allowing HCCA to pass along savings to its customers. Unlike other PBM providers who outsource their mail order pharmacy services, HCCA’s in-house pharmacy team operates its own mail-order pharmacy directly from HCCA’s headquarters in Denville, New Jersey. HCCA believes this allows it to provide a higher standard of service and to assert greater control over fulfilling claims for members, as well as lowering costs.

On January 1, 2012, HCCA entered into a Management Services Agreement with Argus Health Systems (“Argus”) a provider of claims processing and related services. Pursuant to this agreement, HCCA engaged Argus as its exclusive claims processing service provider. The parties agreed to comply with applicable laws, including with respect to maintaining patient information confidential, and have agreed to customary indemnification obligations. The agreement provides that payment of all services are due within 15 days of invoicing, subject to good faith disputes. The initial term for the agreement with Argus is from January 1, 2012 through January 1, 2015, which term automatically renews for additional one year periods unless notice of non-renewal is made prior to a renewal, and can be terminated prior to such date upon a material uncured breach by the other party.

The Industry

According to IMS Health, or IMS, approximately 4.4 billion pharmacy prescriptions were written and filled in the United States during 2011 — representing a retail value in excess of $417 billion. Based on the factors described below, HCCA expects drug utilization rates to continue to rise in the future. HCCA estimates that the current market opportunity for HCCA’s services in its industry is significant and growing due to the following factors:

•	Aging population. According to the U.S. Census Bureau, the U.S. population is expected to age rapidly through 2030, when 19.5% of the population will be over the age of 65, compared to 12.0% in 2000. Older Americans require more medications than their younger counterparts — often 20 to 40 prescriptions annually, according to the Centers for Medicare and Medicaid Services (“CMS”). According to the Kaiser Family Foundation, or Kaiser, the number of prescriptions purchased in the U.S. increased 39% from 1999 to 2009, while the population only grew 9%. The increase in prescriptions due to an aging population is expected to drive demand for senior-focused clinical programs and benefit plans which will address the prescription drug needs of an aging population.

•	Rising drug prices. According to IMS, the U.S. pharmaceutical market is expected to grow at a 3% to 6% annual compound rate. Retail prescription prices have increased on average 3.6% annually between 2000 and 2009, according to Kaiser, a rate which is higher than the average inflation rate during that same period of 2.5%.

•	Health care reform. The health care reform law enacted in 2010 is estimated to provide drug coverage for an estimated 30-35 million people in the form of expanded Medicaid coverage, and this increases the PBM market by an estimated 20%, or $87.5 billion. In addition, the law may push more employers towards lower-cost prescription drug providers, which HCCA believes may create demand for PBM products.

•	340B Basics: The federal drug-pricing program, 340B, requires drug manufacturers to sell outpatient drugs at a reduced cost to eligible healthcare centers, clinics and hospitals. The goal is to incentivize healthcare providers to expand medication access to low-income individuals, families and other vulnerable populations. HCCA’s new 340 Basics product is a compliance management solution that includes HCCA proprietary software as well as management processes and controls.

•	Generic pipeline. According to IMS, the generic share of the overall prescription drug market has increased from 67% in 2007 to 80% in 2011. Also according to IMS, over the next five years, $64 billion in branded drugs will come off patent in the U.S., fueling growth in the availability of generic equivalents. HCCA believes that this presents an opportunity for client cost savings and margin expansion for us. Generic drugs provide both immediate cost savings to the client and higher percent margins for HCCA’s business, despite the lower revenue.

Competition

HCCA competes with numerous companies that provide the same or similar services. HCCA’s competitors range from large publicly traded companies to several small and privately-owned companies, which compete for a significant part of the market. The principal competitive factors are quality of service, scope of available services, and price. The ability to be competitive is influenced by HCCA’s ability to negotiate prices with pharmacies, drug manufacturers, and third party rebate administrators. Market share for PBM services in the United States is highly concentrated, with a few national firms, such as recently merged leaders SXC Health Solutions, Inc./Catalyst and Medco Health Solutions, Inc./Express Scripts, Inc., along with CVS Caremark Corporation, controlling a significant share of prescription volume. Much of the rest, however, is divided among a combination of small regional PBM’s and so-called “captive” PBM’s, or subsidiaries of larger healthcare or hospital organizations. All told, HCCA believes there are an estimated 40-50 PBM’s operating in the United States, from the large players down to the small regional ones.

In addition, the recent merger activity between Express Scripts, Inc. and Medco Health Solutions, Inc., and between SXC Health Solutions, Inc. and Catalyst Health Solutions, Inc. signals that there may be further consolidation of these larger firms. Most of HCCA’s competitors have been in existence for longer periods of time and are better established, and some of them also have broader public recognition and substantially greater financial and marketing resources. However, the constant move towards consolidation may have the effect of encouraging clients to seek an alternative to their incumbent plan, opening an opportunity for a flexible and client-focused alternative.

HCCA’s ability to attract and retain customers is substantially dependent on HCCA’s capability to provide competitive pricing, efficient and accurate claims management, client and member services and related reporting and clinical management services.

Competitive Strengths

We believe that the following competitive strengths are the keys to our success:

•	Customer Service: HCCA places high level of importance on the quality of its customer support organization. We believe based on customers feedback that our customer support is one of our competitive strengthens compared to our competitors.

•	Pharmacy Network: Through HCCA’s partner Argus, HCCA’s network features over 63,000 pharmacies nationwide, representing over 95% of pharmacies in the country. Argus processes claims on the level of the largest PBMs. Argus’ buying power allows HCCA to compete with much bigger PBMs, as it eliminates some of the larger PBMs’ price advantage when compared to HCCA. New clients of HCCA who are switching from larger PBMs experience a seamless transition to HCCA’s plan, as it is accepted at nearly all pharmacies nationwide. By exploiting its relationship with Argus, HCCA is able to deliver a higher degree of savings to its customers and gain greater appeal in the contracting process due to the availability of the large network.

•	Price: HCCA’s partnership with Argus provides state-of-the-art electronic claims adjudication capabilities. Argus currently processes an aggregate of over 500 million pharmacy claims a year for a number of PBM providers. Due to this substantial market presence, it is generally able to negotiate drug prices far below that which PBMs of comparable size to HCCA would otherwise be able to. Further, there are no fixed costs associated with this network, as all payments are set up on a per-prescription processed basis. When added to HCCA’s retail mail-order pharmacy, which provides discounts for customers while keeping all revenue in-house, we believe HCCA’s network stands at a fairly equal footing with the largest PBMs in the market.

•	Unique and Innovative Programs:

o	Patient Empowerment Program (PEP): This voluntary clinical management program provides members with a cash incentive to try brand-to-generic substitutions and therapeutic brand alternatives. PEP provides a small but worthwhile cash payment for each switch from brand to generic.

o	Prescription Savings Card: HCCA’s prescription savings card program is a promotional program that enables members and their families to realize savings of 15% to 75% on prescription drug purchases through Argus’ nationwide network of over 64,000 retail pharmacies and HCCA’s mail-order retail pharmacy.

Business Strategy

We seek to continue our growth as a lower-cost, high customer service prescription services provider in the United States. Broadly defined, our basic strategies are to expand HCCA’s customer base geographically and within the government sector, while at the same time pursuing unique new applications of HCCA’s knowledge and technology to higher margin businesses that can continue to diversify and expand its overall revenue stream. HCCA’s primary strategies by product line are:

Existing Programs

•	Fully-Funded: Penetrate the private market sector as well as non profits while improving the profitability of our current customer contacts which are primarily in the government sector. Recently, we have decided to de-emphasize our focus on the fixed fee local government PBM marketplace due to its lack of profitability. We estimate that this business line which accounted for approximately 67% of our revenues for the six months ending June 30, 2013, and which generated substantial operating losses, will decline in the months to come as annual renewable contracts may not renew due to our demand for substantial price increases as a condition for contract renewals.

•	Self-Funded: Within the self-funded product line, we intend to follow a similar strategy of expansion within and outside the region and aggressive growth targeting as with the fully-funded line. In general, self-funded clients are larger and we believe the role of the benefit consultant is very important. HCCA has established good working relationships with benefits consulting groups, and will continue to do so as a market strategy. HCCA’s direct sales force also targets clients directly, so that HCCA can directly participate in the bidding process and receive RFPs from potential clients.

•	340B Basics: The federal drug-pricing program, 340B, requires drug manufacturers to sell outpatient drugs at a reduced cost to eligible healthcare centers, clinics and hospitals. The goal is to incentivize healthcare providers to expand medication access to low-income individuals, families and other vulnerable populations. HCCA’s new 340 Basics product is a compliance management solution that includes HCCA proprietary software as well as management processes and controls. It provides multiple channels with the operational framework to meet administrative and inventory control challenges relating to 340B compliance, maximize potential pharmacy savings and control costs. Since its launch in August 2013, HCCA signed up 7 new customers that are expected to go live by mid-2014.

•	Partnerships with Healthcare Management Companies: In early 2012, HCCA executed its first agreement with a regional health benefits provider, for which it created a privately labeled PBM product. HCCA’s private-label product, which does not vary in terms from HCCA’s other products, is the companion drug benefit program for clients that elect to include a drug benefit with their health benefits purchase. Since April 2013, the regional health benefits provider no longer offers the private-label PMB product to new customers, though it does provide the product to customers who have previously selected the private-label product. HCCA believes it can create privately labeled PBM products for other health benefits providers in the future and it is exploring other opportunities with firms like these.

•	Rx Savings Solutions: The Savings Solutions line offers an opportunity for growth and higher margins as compared to the core PBM product lines. HCCA will continue to move aggressively to apply the Savings Solutions’ generic-based model to larger customers.

Government Regulation

Various aspects of our business are governed by federal and state laws and regulations. Because sanctions may be imposed for violations of these laws, compliance is a significant operational requirement. We believe that we are in substantial compliance with all existing legal requirements material to the operation of our business. There are, however, significant uncertainties involving the application of many of these legal requirements to its business. In addition, at any given time, there are numerous proposed health care laws and regulations at the federal and state levels, many of which could harm its business, results of operations, and financial condition. We are unable to predict what additional federal or state legislation or regulatory initiatives may be enacted in the future relating to its business or the health care industry in general, or what effect any such legislation or regulations might have on us. We also cannot provide any assurance that federal or state governments will not impose additional restrictions or adopt interpretations of existing laws or regulations that could harm our business or financial performance.

Some of the state laws described below may be preempted in whole or in part by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), which provides for comprehensive federal regulation of employee benefit plans. However, the scope of ERISA preemption is uncertain given the extensive and sometimes conflicting court rulings addressing the topic. We also provide services to certain clients, such as governmental entities, that are not subject to ERISA.

Federal Laws and Regulations Affecting Us

The following descriptions identify various federal laws and regulations that affect or may affect aspects of HCCA’s PBM business:

Legislation and Litigation Affecting Drug Prices

Average wholesale price (“AWP”) is a standard pricing metric published by third party data sources and currently used throughout the pharmacy benefits industry as the basis for determining drug pricing under contracts with clients, pharmacies, and pharmaceutical manufacturers. The calculation and reporting of AWP have been the subject of investigations by federal and state governments and litigation brought against pharmaceutical manufacturers, as well as data services that report AWP. We are not responsible for calculations, reports or payments of AWP; however, such investigations or lawsuits could impact our business because many of our customer contracts, pharmaceutical purchase agreements, retail network contracts and other agreements use AWP as a pricing benchmark. In March 2009, a federal district court gave final approval to settlement of class action lawsuits brought against First DataBank and Medi-Span, two primary sources of AWP reporting. Under the terms of the settlement, First DataBank and Medi-Span agreed, among other things, to reduce the reported AWP of certain prescription drugs by four percent effective September 26, 2009. First DataBank and Medi-Span also announced that they would discontinue publishing AWP within two years of the settlement. On September 3, 2009, a federal appeals court rejected challenges to the settlements, clearing the way for the AWP reductions to take effect.

Changes such as these, as well as any changes proposed by the federal government and the states regarding the reimbursement for drugs by Medicaid and Medicare, could impact our pricing to customers and other payors and could impact our ability to negotiate discounts with manufacturers, wholesalers, or retail pharmacies.

Federal Anti-Kickback/Fraud and Abuse Laws

The federal Anti-Kickback Statute (“AKS”) is a criminal law that prohibits, among other things, an individual or entity from knowingly or willfully paying or receiving, subject to certain statutory exceptions and regulatory safe harbors, any remuneration, directly or indirectly, intended to induce: (1) a referral for the furnishing of any item or service for which payment may be made in whole or in part under a federal health care program, including Medicare, Medicaid and the Tricare Program, or (2) the purchase, lease, order or the arranging for or recommending of the purchase, lease, or order of items or services for which payment may be made in whole or in part under federal health care programs. Penalties for violating the AKS may include imprisonment, criminal and civil fines, and exclusion from participation in the federally-funded health care programs.

The AKS has been interpreted broadly by courts, the U.S. Department of Health & Human Services (“HHS”), Office of Inspector General (“OIG”), the agency charged with the enforcement of the AKS, and other administrative bodies. Because of the statute’s broad scope and the limited statutory exceptions, the OIG has established certain regulatory safe harbors which, if fully met, should immunize the parties from liability under the AKS. For example, safe harbors exist for certain properly disclosed and reported discounts received from vendors, certain investment interests, certain properly disclosed payments made by vendors to group purchasing organizations, certain personal services arrangements, and certain discount and payment arrangements between PBMs and HMO risk contractors serving Medicaid and Medicare members. A practice that does not fall within an exception or a safe harbor is not necessarily unlawful, but may be subject to scrutiny and challenge. Some, though not all, court opinions interpreting the AKS have focused primarily on the law’s intent requirement and have held that an arrangement will violate the AKS if any one purpose of the arrangement is to induce referrals or purchases, even if the payments at issue are also intended for a legitimate purpose. Thus, a violation of the statute may occur even if only one purpose of a payment arrangement is to induce patient referrals or purchases of products or services that are reimbursed by federal health care programs. Among the practices that have been identified by the OIG as potentially improper under the statute are certain product conversion programs in which benefits are given by drug manufacturers to pharmacists or physicians for changing a prescription, or recommending or requesting such a change, from one drug to another. The AKS has been cited as a partial basis, along with state consumer protection laws discussed below, for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to retail pharmacies as well as to PBMs in connection with such programs.

In April 2003, the OIG published “Final OIG Compliance Program Guidance for Pharmaceutical Manufacturers” (the “Compliance Guidance”). The Compliance Guidance, which is directed toward pharmaceutical manufacturers, provides the OIG’s views on the fundamental elements of pharmaceutical manufacturer compliance programs. The Compliance Guidance also highlights several potentially risky arrangements for pharmaceutical manufacturers, including the provision of grants, “prebates” and “upfront payments” to PBMs to support disease management programs and therapeutic interchanges. In addition, the Compliance Guidance indicates that the provision of rebates or other payments to PBMs by pharmaceutical manufacturers may potentially trigger liability under the AKS if not properly structured and disclosed.

The Health Care Reform Laws made two important clarifications that significantly strengthen the government’s ability to enforce the AKS. First, the Health Care Reform Laws clarified that a person need not have actual knowledge of or specific intent to violate the AKS. Second, the Health Care Reform Laws made clear that a claim resulting from an AKS violation constitutes a false claim under the federal False Claims Act (“FCA”). The provision codifies what some federal district courts had already held and significantly heightens the civil penalties HCCA could face for any alleged AKS violation.

Additionally, it is a crime under the Public Contract Anti-Kickback Act, for any person to knowingly and willfully offer or provide any remuneration to a prime contractor to the United States, including a contractor servicing federally funded health programs, in order to obtain favorable treatment in a subcontract. Violators of this law also may be subject to civil monetary penalties.

We believe that we are in substantial compliance with the legal requirements imposed by such anti-kickback laws and regulations. However, we cannot assure you that we will not be subject to scrutiny or challenge under such laws or regulations. Any such challenge could harm HCCA’s business, results of operations, financial condition or cash flows.

Federal Statutes Prohibiting False Claims

The FCA imposes liability for knowingly making or causing to be made false claims to the government, including federal health care programs such as Medicare and Medicaid. For example, potential false claims include claims for services not rendered, or claims that misrepresent actual services rendered in order to obtain higher reimbursement. Private individuals may bring qui tam or whistleblower lawsuits against providers under the FCA, which authorizes the payment of a portion of any recovery to the individual bringing suit. Such actions are initially required to be filed under seal pending their review by the Department of Justice. Federal district courts have interpreted the FCA as applying to claims for reimbursement that violate the AKS or federal physician self-referral law (commonly referred to as the “Stark Law”) under certain circumstances. The Health Care Reform Laws expanded false claims liability by clarifying that an AKS violation can be a predicate for a false claim under the FCA and by adding a provision that imposes FCA liability on an individual or entity that fails to make a timely return of any overpayments received from Medicare or Medicaid. The FCA generally provides for the imposition of civil penalties and for treble damages, resulting in the possibility of substantial financial penalties for small billing errors that are replicated in a large number of claims, as each individual claim could be deemed to be a separate violation of the FCA. Criminal provisions that are similar to the FCA provide that a corporation may be fined if it is convicted of presenting to any federal agency a claim or making a statement that it knows to be false, fictitious or fraudulent to any federal agency.

ERISA Regulation

ERISA regulates certain aspects of employee pension and health benefit plans, including self-funded corporate health plans. We have agreements with self-funded corporate health plans to provide PBM services, and therefore, we are a service provider to ERISA plans. ERISA imposes duties on any person or entity that is a fiduciary with respect to the ERISA plan. We administer pharmacy benefits for ERISA plans in accordance with plan design choices made by the ERISA plan sponsors. We do not believe that the general conduct of our business subjects us to the fiduciary obligations set forth by ERISA, except to the extent we have specifically contracted with an ERISA plan sponsor to accept fiduciary responsibility for the limited purpose of addressing benefit claims and appeals. However, we cannot assure you that the U.S. Department of Labor, which is the agency that enforces ERISA, or a private litigant would not assert that the fiduciary obligations imposed by ERISA apply to certain aspects of our operations.

Numerous lawsuits have been filed against various PBMs by private litigants, including Plan participants on behalf of an ERISA plan and by ERISA Plan sponsors, alleging that the PBMs are ERISA fiduciaries and that, in such capacity, they allegedly violated ERISA fiduciary duties in connection with certain business practices related to their respective contracts with retail pharmacy networks and/or pharmaceutical manufacturers.

ERISA also imposes civil and criminal liability on service providers to health plans and certain other persons if certain forms of illegal remuneration are made or received. These provisions of ERISA are similar, but not identical, to the federal healthcare Anti-Kickback Statute discussed above. In particular, ERISA does not provide the statutory and regulatory safe harbor exceptions incorporated into the federal healthcare Anti-Kickback Statute. Like the health care anti-kickback laws, the corresponding provisions of ERISA are written broadly and their application to particular cases is often uncertain. We have implemented policies regarding, among other things, disclosure to health plan sponsors with respect to any commissions paid by or to us that might fall within the scope of such provisions and, accordingly, believes that we are in substantial compliance with any applicable provisions of ERISA. However, we cannot assure you that our policies in this regard would be found by the U.S. Department of Labor and potential private litigants to meet the requirements of ERISA.

In addition, the U.S. Department of Labor has recently issued several regulations that impose new fee disclosure rules on certain ERISA plans and their service providers. Those regulations do not currently apply to self-funded corporate health plans and their service providers, but the U.S. Department of Labor has held hearings to discuss extending them in the future. As a result, we are not yet able to assess the effect the regulations may have on its business.

FDA Regulation

The U.S. Food and Drug Administration (“FDA”) generally has authority to regulate drug promotional materials that are disseminated by or on behalf of a drug manufacturer. The FDA also may inspect facilities in connection with procedures implemented to effect recalls of prescription drugs.

In addition, the FDA has authority to require the submission and implementation of a risk evaluation and mitigation strategy, or REMS, if the FDA determines that that a REMS is necessary for the safe and effective marketing of a drug. To the extent we dispense products subject to REMS requirements or provide REMS services to a pharmaceutical manufacturer, we are subject to audit by the pharmaceutical manufacturer.

Antitrust Regulation

Various federal and state antitrust laws regulate trade and commerce with the objective of protecting the competitive process. Thus, Section One of the Sherman Act prohibits agreements that unreasonably restrain competition; Section Two of the Sherman Act prohibits monopolization and attempts to monopolize; Section Seven of the Clayton Act prohibits mergers and acquisitions which may substantially lessen competition; and the Robinson-Patman Act prohibits discriminating in price among different customers in certain circumstances. The interpretation of these broadly-worded statutes is left for the courts, and there is often uncertainty concerning the application of the antitrust laws to specific business practices. Successful plaintiffs in federal antitrust actions are always entitled to recover treble damages, as well as their attorneys’ fees. (In addition, virtually all states have antitrust statutes analogous to the Sherman Act, often including automatic treble damages and attorneys’ fees.)

Numerous retail pharmacies in the U.S. have filed lawsuits against pharmaceutical manufacturers, drug wholesalers, and PBMs challenging certain branded drug pricing practices under federal and state antitrust laws. The complaints alleged, in part, that the manufacturers gave, and the PBMs accepted, rebates and discounts on purchases of brand name prescription drugs, in violation of the Robinson-Patman Act, and that the manufacturers, drug wholesalers, and PBMs conspired in violation of the Sherman Act not to provide similar rebates and discounts to the plaintiff retail pharmacies. Although the Sherman Act allegations have been resolved, often with substantial settlements, certain Robinson-Patman Act claims continue to be litigated. The plaintiffs seek unspecified monetary damages, including trebled damages, injunctive relief against the alleged price discrimination, and attorneys’ fees.

We believe that we are in compliance with the legal requirements imposed by the antitrust laws. However, we cannot assure you that we will not be subject to scrutiny or challenge under such laws. Any such challenge could harm our business, results of operations, financial condition, or cash flows.

State Laws and Regulations Affecting Us

The following descriptions identify various state laws and regulations that affect or may affect aspects of our PBM business:

State Anti-Kickback/False Claims Laws

Many states have laws and/or regulations similar to the AKS and the FCA described above, while several others are currently considering passing or strengthening false claims laws. Such state laws are not necessarily limited to services or items for which government-funded health care program payments may be made. Such state laws may be broad enough to include improper payments made in connection with services or items that are paid by commercial payors. Penalties for violating these state anti-kickback and false claims laws may include, but are not limited to, injunction, imprisonment, criminal and civil fines and exclusion from participation in the state Medicaid programs. Additionally, under the Deficit Reduction Act of 2005, discussed in greater detail below, states are incentivized to pass broad false claims legislation similar to the FCA, and there has been activity in several states during the past several years to do so.

We believe that we are in substantial compliance with the legal requirements imposed by such laws and regulations. However, we cannot assure you that we will not be subject to scrutiny or challenge under such laws or regulations. Any such challenge could harm our business, results of operations, financial condition or cash flows.

State Consumer Protection Laws

Most states have enacted consumer protection and deceptive trade practices laws that generally prohibit payments and other broad categories of conduct deemed harmful to consumers. These statutes may be enforced by states and/or private litigants. Such laws have been and continue to be the basis for investigations, prosecutions, and settlements of PBMs, initiated by state prosecutors as well as by private litigants.

We believe that we are in substantial compliance with the legal requirements imposed by such laws and regulations. However, we cannot assure you that we will not be subject to scrutiny or challenge under one or more of these laws, or under similar consumer protection theories.

State Comprehensive PBM Regulation

Legislation directly regulating PBM activities in a comprehensive manner has been introduced in a number of states. In addition, legislation has been proposed in some states seeking to impose fiduciary obligations or disclosure requirements on PBMs. The District of Columbia has enacted a statute imposing fiduciary and disclosure obligations on PBMs. Similarly, both North Dakota and South Dakota have relatively comprehensive PBM laws that, among other things, increase financial transparency and regulate therapeutic interchange programs. Each state that enacts such legislation requires us to adapt our operations in that state, which could harm us.

Many states have licensure or registration laws governing certain types of ancillary health care organizations, including preferred provider organizations, third-party administrators, or TPAs, companies that provide utilization review services, and companies that engage in the practices of a pharmacy. The scope of these laws differs significantly from state to state, and the application of such laws to the activities of PBMs often is unclear.

In addition, certain quasi-regulatory organizations, including the National Association of Boards of Pharmacy and the National Association of Insurance Commissioners have issued model regulations or may propose future regulations concerning PBMs and/or PBM activities, and the National Committee for Quality Assurance, the Utilization Review Accreditation Commission, or other credentialing organizations may provide voluntary standards regarding PBM activities. In 2007, for example, the Utilization Review Accreditation Commission finalized PBM accreditation standards for PBMs serving the commercially insured market. While the actions of these quasi-regulatory organizations do not have the force of law, they may influence states to adopt their requirements or recommendations as well as influence customer requirements for PBM services. Moreover, any standards established by these organizations could also impact its health plan customers and/or the services we provide to them.

Network Access Legislation

A majority of states now have some form of legislation affecting our ability to limit access to a pharmacy provider network (“any willing provider” legislation), or removal of a network provider, (“due process” legislation). Such legislation may require us or our clients to admit any retail pharmacy willing to meet the plan’s price and other terms for network participation, or may provide that a provider may not be removed from a network except in compliance with certain procedures. These statutes have not materially affected our business.

State Legislation Affecting Plan or Benefit Design

Some states have enacted legislation that prohibits certain types of managed care plan sponsors from implementing certain restrictive design features, and many states have legislation regulating various aspects of managed care plans, including provisions relating to the pharmacy benefits. For example, some states, under so-called freedom of choice legislation, provide that members of the plan may not be required to use network providers, but must instead be provided with benefits even if they choose to use non-network providers. Other states have enacted legislation purporting to prohibit health plans from offering members financial incentives for use of mail service pharmacies. Legislation has been introduced in some states to prohibit or restrict therapeutic intervention, to require coverage of all FDA-approved drugs or to require coverage for off-label uses of drugs where those uses are recognized in peer-reviewed medical journals or reference compendia. Other states mandate coverage of certain benefits or conditions and require health plan coverage of specific drugs, if deemed medically necessary by the prescribing physician. Such legislation does not generally apply to us directly, but may apply to certain of our clients, such as HMOs and health insurers. If legislation were to become widely adopted, it could have the effect of limiting the economic benefits achievable through PBMs. This development could harm our business, results of operations, financial condition or cash flows.

State Regulation of Financial Risk Plans

Fee-for-service prescription drug plans (“PDPs”) are generally not subject to financial regulation by the states. However, if a PBM offers to provide prescription drug coverage on a capitated basis or otherwise accepts material financial risk in providing the benefit, laws in various states may regulate the plan. Such laws may require that the party at risk establish reserves or otherwise demonstrate financial responsibility. Laws that may apply in such cases include insurance laws, HMO laws or limited prepaid health service plan laws. Currently, we do not believe that our PBM business incurs financial risk of the type subject to such regulation. However, if we choose to become a regional PDP for the Medicare outpatient prescription drug benefit at some time in the future, we would need to comply with state laws governing risk-bearing entities in the states where we operate a PDP.

State Discount Drug Card Regulation

Numerous states have laws and/or regulations regulating the selling, marketing, promoting, advertising or distributing of commercial discount drug cards for cash purchases. Such laws and regulations provide, generally, that any person may bring an action for damages or seek an injunction for violations. We administer a limited commercial discount drug card program that we do not consider material to our business. We believe the administration of the commercial discount drug card program is in compliance with various state laws. However, we cannot assure you that the existence of such laws will not materially impact our ability to offer certain new commercial products and/or services in the future.

Combined Federal and State Laws, Regulations and Other Standards Affecting Us

Certain aspects of our PBM business are or may be affected by bodies of law that exist at both the federal and state levels and by other standard setting entities. Among these are the following:

Pharmacy Licensure and Regulation

We are subject to state and federal statutes and regulations governing the operation of mail service pharmacies and the dispensing of controlled substances. The practice of pharmacy is generally regulated at the state level by state boards of pharmacy. Each of our pharmacies must be licensed in the state in which we are located. Also, many of the states where we deliver pharmaceuticals, including controlled substances, have laws and regulations that require out-of-state mail service pharmacies, such as us, to register with that state’s board of pharmacy or similar regulatory body. Federal statutes and regulations govern the labeling, packaging, advertising and adulteration of prescription drugs and the dispensing of controlled substances. Federal controlled substance laws require us to register our pharmacies with the United States Drug Enforcement Administration and to comply with security, record keeping, inventory control and labeling standards in order to dispense controlled substances. We are also subject to certain federal and state laws affecting Internet-based pharmacies because we dispense prescription drugs pursuant to refill orders received through our Internet websites, among other methods. Several states have proposed new laws to regulate Internet-based pharmacies, and federal regulation of Internet-based pharmacies by the FDA or another federal agency has also been proposed. Other statutes and regulations may affect our mail service operations. For example, the Federal Trade Commission, or FTC, requires mail service sellers of goods generally to engage in truthful advertising, to stock a reasonable supply of the products to be sold, to fill mail service orders within thirty days and to provide clients with refunds when appropriate. In addition, the United States Postal Service has statutory authority to restrict the transmission of drugs and medicines through the mail. Our pharmacists are subject to state regulation of the profession of pharmacy and employees engaged in a professional practice must satisfy applicable state licensing requirements.

Privacy and Confidentiality Legislation

Our activities involve the receipt, use and disclosure of confidential health information, including disclosure of the confidential information to a customer’s health benefit plan, as permitted in accordance with applicable federal and state privacy laws. In addition, we use and discloses data that was identifying information removed for analytical and other purposes. Many state laws restrict the use and disclosure of confidential medical information, and similar new legislative and regulatory initiatives are underway at the state and federal level. To date, no such laws presently have adversely impacted our ability to provide our services, but we cannot assure you that federal or state governments will not enact such legislation, impose restrictions or adopt interpretations of existing laws that could harm our business, results of operations, financial condition or cash flows.

The Health Insurance Portability and Accountability Act of 1996 and the regulations issued thereunder (collectively “HIPAA”) impose extensive requirements on the way in which health plans, healthcare providers that engage in certain electronic financial and administrative transactions covered by HIPAA, and healthcare clearinghouses (known as “covered entities”) and the persons or entities that use or disclose protected health information, or PHI, to provide services to covered entities or to perform functions on their behalf (known as “business associates”), use, disclose and safeguard PHI, including requirements to protect the integrity, availability and confidentiality of electronic PHI. Many of these obligations were expanded under the Health Information Technology for Economic and Clinic Health Act (the “HITECH Act”), passed as part of the American Recovery and Reinvestment Act of 2009.

The final privacy regulations, which is referred to as the Privacy Rule, issued by the Office for Civil Rights (“OCR”) of HHS pursuant to HIPAA, give individuals the right to know how their PHI is used and disclosed, as well as the right to access, amend and obtain information concerning certain disclosures of PHI. Covered entities, such as pharmacies and health plans, are required to provide a written Notice of Privacy Practices to individuals that describes how the entity uses and discloses PHI, and how individuals may exercise their rights with respect to their PHI. For most uses and disclosures of PHI other than for treatment, payment, healthcare operations and certain public policy purposes, HIPAA generally requires that covered entities obtain a valid written individual authorization. In most cases, use or disclosure of PHI must be limited to the minimum necessary to achieve the purpose of the use or disclosure.

We are a covered entity under HIPAA in connection with our operation of a mail service pharmacy.

In connection with our other activities that require access to PHI, we are not considered a covered entity. However, our health plan clients and pharmacy customers are covered entities, and are required to enter into business associate agreements with vendors, such as PBMs, that perform a function or activity for the covered entity that involves the use or disclosure of individually identifiable health information. The business associate agreements mandated by the Privacy Rule create a contractual obligation for the business associate to perform its duties for the covered entity in compliance with the Privacy Rule. Effective February 17, 2010, the HITECH Act created a statutory obligation for us, when we acts as a business associate, to satisfy certain aspects of the Privacy Rule and the final HIPAA security regulations.

If we fail to comply with HIPAA or our policies and procedures are not sufficient to prevent the unauthorized disclosure of PHI, we could be subject to liability, fines and lawsuits under federal and state privacy laws, consumer protection statutes and other laws. Criminal penalties and civil sanctions may be imposed for failing to comply with HIPAA standards either as a covered entity or business associate, and these penalties and sanctions have significantly increased under the HITECH Act. In February 2011, OCR, the agency responsible for enforcing HIPAA and HITECH, issued the first civil monetary penalty ever imposed for a covered entity’s violation of the HIPAA Privacy Rule. Additionally, the HITECH Act requires OCR to conduct periodic compliance audits. Continued enforcement actions are likely to occur in the future. Furthermore, HITECH provides authority to state attorney generals to bring actions in federal court for violations of HIPAA on behalf of state residents harmed by such violations.

The final transactions and code sets regulation (the “Transaction Rule”) promulgated under HIPAA requires that all covered entities that engage in certain electronic transactions use standardized formats and code sets. We, in our role as a business associate of a covered entity, must conduct such transactions in accordance with the Transaction Rule. HHS promulgated a National Provider Identifiers, or NPI, Final Rule which requires health plans to utilize NPIs in all Standard Transactions. NPIs replaced National Association of Boards of Pharmacy numbers for pharmacies, Drug Enforcement Agency numbers for physicians and similar identifiers for other health care providers for purposes of identifying providers in connection with HIPAA standard transactions. We have undertaken the necessary arrangements to ensure that our standard transactions remain compliant with the Transaction Rule subsequent to the implementation of the NPI Final Rule.

The final security regulations (the “Security Rule”) issued pursuant to HIPAA mandate the use of administrative, physical, and technical safeguards to protect the confidentiality of electronic PHI. As with the other two rules issued pursuant to HIPAA, the Security Rule applies to covered entities, and certain aspects of the Security Rule also apply to business associates. We have made the necessary arrangements to ensure compliance with the Security Rule for all aspects of our business.

We must also comply with the “breach notification” regulations, which implement provisions of the HITECH Act. Under these regulations, covered entities must promptly notify affected individuals and the HHS Secretary in the case of a breach of “unsecured PHI,” as well as the media in cases where a breach affects more than 500 individuals. Breaches affecting fewer than 500 individuals must be reported to the HHS Secretary on an annual basis. The regulations also require business associates of covered entities to notify the covered entity of breaches at or by the business associate. We have taken and continue to take reasonable steps to reduce the amount of unsecured PHI we handle.

In addition, final regulations governing a covered entity’s obligation to provide are available upon individual request. A recently released proposed rule, if finalized, would require covered entities to develop systems to monitor which of their employees’ and business associates’ access an individual’s electronic PHI, at what time and date access occurs, and the action taken during the access session (e.g., modification, deletion, viewing). The proposed rule would also require information on access to electronic designated record sets held by business associates. The proposed regulations could impose significant burdens on covered entities and business associates that result from having to take reports generated for internal purposes and modify them for disclosure to patients or health plan enrollees.

While new and future legal interpretations could alter our assessment of our efforts to comply with provisions of HIPAA, the HITECH Act, and the Health Care Reform Laws that govern the privacy, security and standardization of health care information and transactions, we currently believe that compliance with these legal authorities should not harm our business operations.

Pursuant to HIPAA, state laws that are more protective of PHI are not pre-empted. Therefore, to the extent states continue to enact more protective legislation, we could be required to make significant changes to our business operations.

Independent of any regulatory restrictions, individual health plan clients could increase limitations on their use of medical information, which could prevent us from offering certain services.

The Health Care Reform Laws

On March 23, 2010, the President of the United States signed into law the most comprehensive change to America’s healthcare system in decades. The Health Care Reform Laws contain a variety of provisions that could have a significant impact on us and our customers. The Health Care Reform Laws provide the opportunity for significant expansion of our PBM activities. These potential benefits are the result of an expected increase in the number of individuals with health insurance and the potential increase in demand for pharmaceutical products and services.

However, the Health Care Reform Laws also present great uncertainty for us and potential risks to our operations and financial success. The Health Care Reform Laws contain many provisions intended to reduce the government’s healthcare costs through reimbursement reductions, alternative payment methods, and ongoing studies of healthcare reimbursement systems. For example, the Health Care Reform Laws establish the Independent Payment Advisory Board, or IPAB, which is designed to make proposals as early as 2014 to reduce the per capita rate of growth in Medicare spending in years when that growth exceeds established targets. Another potential source of reimbursement uncertainty is the newly established Center for Medicare and Medicaid Innovation, or CMMI, which is designed to test the cost-cutting efficacy of innovative payment service delivery systems through demonstration projects. These types of provisions could have a significant impact on our profitability and our customers, particularly because of the unpredictability of the proposals that could be generated by the IPAB and the CMMI.

The Health Care Reform Laws also require PBMs to disclose certain information, including discounts and rebates obtained from pharmaceutical manufacturers, to PDP or MA-PD plan sponsors or qualified health benefits plans offered through an exchange. In addition, the Health Care Reform Laws change the calculation of Medicaid rebates in a way that could increase or decrease pharmaceutical manufacturers’ incentive to provide discounts and rebates to PBMs. These changes could have a negative impact on our revenues or business model. Additionally, the Health Care Reform Laws expand existing fraud and abuse provisions and significantly increase the resources available to the federal government to pursue fraud and abuse issues, which could expose us to greater scrutiny and possibly significant financial liability. For example, the Health Care Reform Laws extend the treble damages available for violations of the FCA to violations relating to the state-based health insurance exchanges created by the Health Care Reform Laws. Moreover, the Health Care Reform Laws establish new civil monetary penalties: $15,000 daily for failure to grant timely access to the OIG for the purposes of audits or investigations and $50,000 for each false record or statement knowingly submitted or caused to be submitted for payment of items furnished under a federal health care program. As a result, we may be forced to expend greater resources on monitoring and compliance programs and legal fees. Similarly, its customers may be subject to greater scrutiny and financial liability, which could indirectly put pressure on its financial relationships with those customers.

Aside from particular provisions of the Health Care Reform Laws, there is significant uncertainty about the implementation of the Health Care Reform Laws, likely through hundreds of new regulations, guidance documents, and other policy statements that could result in significant changes to our business model and the healthcare economy as a whole.

Political developments also continue to contribute to the uncertainty surrounding implementation of the Health Care Reform Laws. The Health Care Reform Laws will likely play an important role in the November 2012 elections, results of which may affect the timing, manner, and predictability of the Health Care Reform Laws’ regulatory implementation. The resulting unpredictability creates significant uncertainty for us and our customers about the structure and regulatory environment of the healthcare market and future revenue sources.

Future Regulation

We are unable to predict accurately what, if any, additional federal or state legislation or regulatory initiatives may be enacted in the future relating to our businesses or the health care industry in general, or what effect any such legislation or regulations might have on us. For example, the federal government and several state governments have considered the Patients’ Bill of Rights and other similar legislation aimed primarily at improving quality of care provided to individuals in managed care plans. Some of the initiatives would provide greater access to drugs not included on health plan formularies, giving participants the right to sue their health plan for malpractice, and mandating an appeals or grievance process. We cannot assure you that federal or state governments will not impose additional restrictions, via a Patients’ Bill of Rights or otherwise, or adopt interpretations of existing laws that could harm our business, results of operations, financial condition or cash flows.

Employees

As of June 30, 2013, we had 56 employees, primarily located in Denville, New Jersey, who work full time for us. We have never had a work stoppage. Our personnel are not represented by any collective bargaining unit and are not unionized. We consider our relations with our personnel to be good. Our future success will depend, in part, on our ability to continue to attract, retain, and motivate highly qualified technical and managerial personnel, for whom competition is intense.

Customers

As of June 30, 2013 we had 64 customers. For the six months ended June 30, 2013 and for the year ended December 31, 2012 one customer accounted for 10% and 12% of our revenues respectively.

In addition one reseller’s customers accounted for 14% of our revenues for the six month period ended June 30, 2013 as well as 14% of our revenues for the year ended December 31, 2012.

As we currently expect our revenues to decline over the next 12 months, hence it is possible that our dependence on revenues derived from any specific customer or reseller will increase over the short term.

ITEM 1A.         RISK FACTORS

We have restated our financial statements in the past and may be required to do so in the future.

We have restated certain financial information in the past, including by issuing restated financial information for the year ended December 31, 2012 and the quarter ended March 31, 2013. The preparation of financial statements in accordance with U.S. GAAP involves making estimates, judgments, interpretations and assumptions that affect reported amounts of assets, liabilities, revenues, expenses and income. These estimates, judgments, interpretations and assumptions are often inherently imprecise or uncertain, and any necessary revisions to prior estimates, judgments, interpretations or assumptions could lead to further restatements. Any such restatement or correction may be highly time consuming, may require substantial attention from management and significant accounting costs, may result in adverse regulatory actions by the SEC and/or stockholder litigation, may cause us to fail to meet our reporting obligations and/or may cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

Due to our inability to prepare audited financial statements for the year ended December 31, 2011 for HCCA, our predecessor, we are not compliant with our SEC filing obligations and our shareholders are therefore not eligible to sell securities pursuant to Rule 144 and the Company cannot file registration statements for the sale of our securities with the SEC.

Due to significant deficiencies in HCCA’s record keeping in the year ended December 31, 2011, we have been unable to prepare audited financial statements for HCCA for such year. Therefore, our shareholders are not eligible to sell securities pursuant to Rule 144 and we cannot file registration statements for the sale of our securities with the SEC. The market for our securities will be extremely limited until our stockholders are able to sell securities pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended, and we are able to file a registration statement with the SEC relating to the sale of our securities. In addition, because we are unable to satisfy our obligations to have a registration statement effective under the terms of certain registration rights agreements, we have accrued estimated liquidated damages of approximately $592,000.

We have not yet established an ongoing source of revenues sufficient to cover our operating costs to allow us to continue as a going concern.

We have been able to complete various financings as described herein during 2012 and 2013. Nevertheless, as of February 2014 we have not yet established an ongoing source of revenues sufficient to cover our operating costs to allow us to continue as a going concern. Our ability to continue as a going concern is dependent on our obtaining additional adequate capital to fund operating losses until we become profitable and generate cash flows from our operations. We are unable to obtain adequate capital, we could be forced to cease operations. We are contemplating conducting additional offering of its debt or equity securities to obtain additional operating capital. There are no assurances we will be successful and without sufficient financing it would be unlikely for us to continue as a going concern.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our independent registered public accounting firms stated that our financial statements for the fiscal periods ended June 30, 2013 and December 31, 2012 were prepared assuming that we would continue as a going concern, and that certain matters raise substantial doubt about our ability to continue as a going concern. Such doubts are based on our recurring net losses, accumulated deficit and deficiency in working capital. We continue to experience losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including by the sale of common stock or other equity securities, or obtaining loans from financial institutions or other financing arrangements. Our continued losses and “going concern” audit report increase the difficulty of our meeting such goals and our efforts to continue as a going concern may not prove successful.

Our future growth is dependent on further market acceptance and increased market penetration of our products.

Our business model depends on our ability to sell our products and services. Achieving increased market acceptance of our products and services will require substantial sales and marketing efforts and the expenditure of significant financial and other resources to create awareness and demand by participants in the pharmaceutical supply chain. Additionally, payors, which may have invested substantial resources in other methods of conducting business and exchanging information, may be reluctant to purchase our products and services.

Recently, we have decided to de-emphasize our focus on the fixed fee local government PBM marketplace due to its lack of profitability. We estimate that this business line which accounted for approximately 67% of our revenues for the six months ending June 30, 2013, and which generated substantial operating losses, will decline in the months to come as annual renewable contracts may not renew due to our demand for substantial price increases as a condition for contract renewals.

We cannot be assured that payors will purchase our products and services, or to renew our contracts following our anticipated price increases. If we fail to achieve broad acceptance of our products and services by payors, and other healthcare industry participants, or if we fail to position our services as a preferred method for pharmaceutical healthcare delivery, our business, financial condition, and results of operations will be harmed.

Competition in our industry is intense and we compete against companies with greater resources than we have, which could limit our growth potential.

The PBM industry is very competitive. If we do not compete effectively, our business, results of operations, financial condition or cash flows could suffer. The industry is highly consolidated and dominated by a few large companies with significant resources, purchasing power, and other competitive advantages, which we do not have. A limited number of firms, including national PBM companies, such as SXC Health Solutions, Inc., Medco Health Solutions, Inc., Express Scripts, Inc. and CVS Caremark Corporation, control a significant share of prescription volume. Moreover, the recent merger activity between Express Scripts, Inc. and Medco Health Solutions, Inc., and between SXC Health Solutions, Inc. and Catalyst Health Solutions, Inc. may further increase the market share of our competitors. Our competitors also include drug retailers, physician practice management companies, and insurance companies/health maintenance organizations. We may also experience competition from other sources in the future. PBM companies compete primarily on the basis of price, service, reporting capabilities and clinical services. In most cases, our competitors are large, profitable, and well-established companies with substantially greater financial and marketing resources than we have. Our limited resources may make it more difficult for us to compete with the larger companies in our industry and limit our growth.

Pending litigation could have a material, adverse effect on our business, financial condition, liquidity, results of operations and cash flows.

From time to time we are engaged in lawsuits which may require significant management time and attention and legal expense, and may result in an unfavorable outcome, which could have a material, adverse effect on our business, financial condition, liquidity, results of operations and cash flows. Current estimates of loss regarding pending litigation are based on information that is then available to us and may not reflect any particular final outcome. The results of rulings, judgments or settlements of pending litigation may result in financial liability that is materially higher than what management has estimated at this time. We make no assurances that we will not be subject to liability with respect to current or future litigation. We maintain various forms of insurance coverage. However, substantial rulings, judgments or settlements could exceed the amount of insurance coverage or could be excluded under the terms of an existing insurance policy.

During 2012, we filed a lawsuit against our past adjudicator of claims for overcharges, over payment on claims, errors and misclassifications, and rebates owed from drug manufacturers claiming damages of over $5 million. Additionally, we have recorded an expense for the amount owed for claims payable. The adjudicator of claims filed a counterclaim for amounts it claims are owed to it by us. In August 2013, we settled the suit with the claims adjudicator. Under the terms of the settlement we agreed to pay the claims adjudicator $2.7 million over 15 months commencing in September 2013. This amount was recorded as a liability as of December 31, 2012, in accounts payable.

On August 14, 2012, we entered into an agreement with a shareholder to buy back 500,000 shares of common stock for $100,000. The agreement also called for the payment of $50,000 in legal fees. As of December 31, 2012, we had not received the 500,000 shares of common stock but had paid the settlement. We received these shares in February 2013. A stock redemption was recorded on December 31, 2012 in the amount of $100,000.

We are dependent on key customers, the loss of which could significantly harm our results of operations.

We generate a significant portion of our revenue from a small number of customers. Our largest customer, accounted for 12% of our 2012 revenues and 10% of our revenues for the 6 month ended June 30, 2013. In addition, one reseller’s customers accounted for approximately 14% of the Company’s revenue for the six month period ended June 30, 2013 as well as approximately 14% of the Company’s revenue for the year ended December 31, 2012.

Although we continually seek to diversify our customer base, we may be unable to offset the effects of an adverse change in one of our key customer relationships. For example, if our existing customers elect not to renew their contracts with us at the expiry of the current terms of those contracts, or require that we reduce the level of service offerings we provide, our recurring revenue base will be reduced, which could harm our results of operations. If the healthcare benefits industry or our customers in the healthcare benefits industry experience problems, they may curtail spending on our products and services and our business and financial results could be harmed.

Costs and uncertainty associated with competitive bidding for client contracts could significantly harm our results of operations.

Many of our clients put their contracts out for competitive bidding prior to expiration. Competitive bidding requires costly and time-consuming efforts on our behalf. We could lose clients if such clients cancel their agreements, if we fail to win a competitive bid at the time of contract renewal, if the financial condition of any of our private clients deteriorates or if our clients are acquired by, or acquire, companies with which we do not have contracts. We often compete against much larger companies or PBMs which are captive, that is, they are subsidiaries of large medical insurance or other health benefit companies. These may have more substantial buying power and may lower their prices to win business further than we can afford to.

Due to the term of our contracts with customers, if we are unable to renew those contracts at the same service levels previously provided, or at all, or replace any lost customers, our future business and results of operations would be harmed.

Our contracts with customers generally do not have terms longer than one year and, in some cases, are terminable by the customer on relatively short notice. Our larger customers generally seek bids from other PBM providers in advance of the expiration of their contracts. There is no guarantee that we will win contacts as they expire, and we must continue to provide savings and quality service at lower cost in order to retain business. At some point it may not be profitable for us to retain certain clients if competition undercuts it.

A substantial portion of our previous growth was due to our creation of a private label product with a healthcare management company. If this product does not increase revenue in future periods, our growth could be negatively impacted.

We created a private label product a for a healthcare management company, which resulted in a substantial amount of revenue for us. If business from this private label product does not generate increased revenue and if we are unable to secure new partnerships, our growth would be limited and our business, financial condition and results of operations could suffer .

If rebate payments that we receive from pharmaceutical manufacturers and rebate processing service providers decline, our business, results of operations, financial condition or cash flows could be negatively impacted.

We receive fees from a rebate clearing house aggregator based on the use of selected drugs by members of health plans sponsored by its clients, as well as fees for other programs and services. Because these fees are significant relative to the margins for our PBM business, we believe our business, results of operations, financial condition or cash flows could suffer if:

•	the rebate aggregator loses relationships with one or more key pharmaceutical manufacturers;

•	the rebate aggregator is unable to finalize rebate contracts with one or more key pharmaceutical manufacturers in the future, or is unable to negotiate interim arrangements;

•	rebates decline due to failure of the rebate aggregator to meet market share or other thresholds;

•	legal restrictions are imposed on the ability of pharmaceutical manufacturers to offer rebates or purchase our programs or services;

•	pharmaceutical manufacturers choose not to offer rebates or purchase our programs or services; or

•	rebates decline due to contract branded products losing their patents.

Government efforts to reduce health care costs and alter health care financing practices could lead to a decreased demand for our services or to reduced rebates from manufacturers.

The Health Care Reform Laws and other proposals considered by Congress related to health care, could impact PBMs directly (e.g. requiring disclosure of information about pricing and product switches), or indirectly (e.g. modifying reimbursement rates for pharmaceutical manufacturers participating in government programs). The Health Care Reform Laws and other health care related proposals may increase government involvement in healthcare and regulation of PBM, pharmacy services and managed care plans, or otherwise change the way that we do business. Some of these initiatives would, among other things, require that health plan members have greater access to drugs not included on a plan’s formulary and give health plan members the right to sue their health plans for malpractice when they have been denied care. Health plan sponsors may react to the Health Care Reform Laws or other health care related proposals and the uncertainty surrounding them by cutting back or delaying the purchase of our PBM services, and manufacturers may react by reducing rebates or reducing supplies of certain products. These proposals could lead to a decreased demand for our services or to reduced rebates from manufacturers. We cannot predict what effect, if any, these proposals may have on our businesses. PBMs have recently been subject to enhanced political scrutiny as certain U.S. Senators have criticized PBMs for entering into agreements with manufacturers to allegedly limit access to generic products and for allegedly contributing to over-utilization and off-label use of some antipsychotic drugs. This enhanced scrutiny may result in increased audits or examination of the PBM industry. Further, in the FY 2012 Workplan, the HHS Office of Inspector General, or OIG, has also indicated intent to focus on PBMs, with plans to review the rebates collected by Medicare Part D sponsors and PBMs and analyze whether there are any discrepancies between the rebate amounts negotiated between PBMs and manufacturers and the actual rebates paid. Other legislative or market-driven changes in the healthcare system that we cannot anticipate could also harm our business, financial condition and results of operations.

Prescription volumes may decline, and our net revenues and profitability may be negatively impacted, if the safety risk profiles of drugs increase or if drugs are withdrawn from the market, including as a result of manufacturing issues, or if prescription drugs transition to over-the-counter products.

We dispense significant volumes of brand-name and generic drugs from our mail-order pharmacy. When increased safety risk profiles or manufacturing issues of specific drugs or classes of drugs result in utilization decreases, physicians may cease writing or otherwise reduce the numbers of prescriptions for these drugs. Additionally, negative press regarding drugs with higher safety risk profiles may result in reduced global consumer demand for such drugs. On occasion, products are withdrawn by their manufacturers or transition to over-the-counter products. In cases where there are no acceptable prescription drug equivalents or alternatives for these prescription drugs, our volumes, net revenues, profitability and cash flows may decline.

Our operations are vulnerable to interruption by damage from a variety of sources, many of which are not within our control.

The success of our business depends in part on our ability to operate our systems without interruption. Our systems are vulnerable to, among other things, power loss and telecommunications failures, software and hardware errors, failures or crashes, computer viruses and similar disruptive problems, and fire, flood, and other natural disasters. Although we take precautions to guard against and minimize damage from these and other potential risks, including implementing disaster recovery systems and procedures, they are often unpredictable and beyond our control. Any significant interruptions in our services could damage our reputation in the marketplace and harm our business, financial condition and results of operations.

We are subject to a number of existing laws, regulations, and industry initiatives, non-compliance with which could harm our business, financial condition and results of operations.

We could suffer civil and/or criminal penalties, lose customers, and be required to pay substantial damages or make significant changes to its operations if we fail to comply with complex and rapidly evolving laws and regulations.

During the past several years, the U.S. health care industry has been subject to an increase in government regulation at both the federal and state levels. Numerous state and federal laws and regulations affect our business and operations. The categories include, but are not limited to:

•	health care fraud and abuse laws and regulations, including, but not limited to, the federal Anti-kickback Statute, the federal
•	Civil False Claims Act, and comparable state law counterparts, which prohibit certain types of payments and referrals as well as false claims made in connection with health benefit programs;
•	privacy and confidentiality laws and regulations, including those under HIPAA and HITECH;
•	ERISA and related regulations, which regulate many health care plans;
•	potential regulation of the PBM industry by the FDA;
•	Medicare prescription drug coverage laws and related regulations promulgated by CMS;
•	consumer protection and unfair trade practice laws and regulations;
•	various licensure laws, such as state insurance, managed care and third party administrator licensure laws;
•	pharmacy laws and regulations;
•	antitrust lawsuits challenging PBM pricing practices;
•	state legislation regulating PBMs or imposing fiduciary status on PBMs;
•	drug pricing legislation, including, but not limited to, “most favored nation” pricing and “unitary pricing” legislation;
•	other Medicare and Medicaid reimbursement regulations promulgated by CMS;
•	pending legislation regarding importation of drug products into the U.S.;

•	legislation imposing benefit plan design restrictions, which limit how our customers can design their drug benefit plans;

•	network pharmacy access laws, including, but not limited to, “any willing provider” and “due process” legislation, that affect aspects of our pharmacy network contracts; and
•	formulary development and disclosure laws.

We devote significant operational and managerial resources to comply with these laws and regulations. Although we have not been notified, and are not otherwise aware, of any material claim of non-compliance, we cannot assure you that we are in compliance with all existing legal requirements material to our business. Different interpretations and enforcement policies of these laws and regulations could subject our current practices to allegations of impropriety or illegality, or could require us to make significant changes to our operations. In addition, we cannot predict the impact of future legislation and regulatory changes on our business or assure you that we will be able to obtain or maintain the regulatory approvals required to operate our business.

We cannot predict whether or when future healthcare reform initiatives by U.S. federal or state, Canadian or other foreign regulatory authorities will be proposed, enacted or implemented or what impact those initiatives may have on our business, financial condition or results of operations. Additionally, government regulation could alter the clinical workflow of physicians, hospitals, and other healthcare participants, thereby limiting the utility of our products and services to existing and potential customers and resulting in a negative impact on market acceptance of our products and services.

Our mail-order pharmacy is dependent on our relationships with a limited number of suppliers, and the loss of any of these relationships could significantly impact our ability to sustain and/or improve our financial performance.

We acquire a substantial percentage of our mail-order pharmacy prescription drug supply from a limited number of suppliers. Our agreements with these suppliers may be short-term and cancelable by either party without cause with a relatively short time-frame of prior notice. These agreements may limit our ability to provide services for competing drugs during the term of the agreement and allow the supplier to distribute through channels other than us. Further, certain of these agreements allow pricing and other terms of these relationships to be periodically adjusted for changing market conditions or required service levels. A termination or modification to any of these relationships could harm our business, financial condition and results of operations. If any products we distribute are in short supply for long periods of time, this could result in harm to our business, financial condition and results of operations.

If our security systems are breached, outsiders could gain access to information we are required to keep confidential, and we could be subject to liability and customers could be deterred from using our services.

Our business relies on using the Internet to transmit confidential information. However, the difficulty of securely transmitting confidential information over the Internet has been a significant barrier to engaging in sensitive communications over the Internet, and is an important concern of our existing and prospective customers. Publicized compromise of Internet security, including third-party misappropriation of patient information or other data, or a perception of any such security breach, may deter people from using the Internet for these purposes, which would result in an unwillingness to use our systems to conduct transactions that involve transmitting confidential healthcare information. Further, if we are unable to protect the physical and electronic security and privacy of our databases and transactions, we could be subject to potential liability and regulatory action, our reputation and customer relationships would be harmed, and our business, operations, and financial results may be harmed.

We are highly dependent on senior management and key employees. Competition for our employees is intense, and we may not be able to attract and retain the highly skilled employees that we need to support our business.

Our success largely depends on the skills, experience, and continued efforts of our management and other key personnel, and on our ability to continue to attract, motivate, and retain highly qualified individuals. Competition for senior management and other key personnel is intense, and the pool of suitable candidates is limited. If we lose the services of one or more of our key employees, we may not be able to find a suitable replacement and our business, financial condition and results of operations could be harmed.

Our ability to provide high-quality services to our customers also depends in large part upon the experience and expertise of our employees generally. We must attract and retain highly qualified personnel with a deep understanding of the healthcare and PBM industries. We compete with a number of companies for experienced personnel and many of these companies, including customers and competitors, have greater resources than we have and may be able to offer more attractive terms of employment. In addition, we invest significant time and expense in training our employees, which increases their value to customers and competitors who may seek to recruit them and increases the cost of replacing them. If we are unable to attract or retain qualified employees, the quality of our services could diminish and we may be unable to meet its business and financial goals.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Our Chief Executive Officer and Chief Financial Officer have determined that there are material weaknesses in internal control over financial reporting. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financials reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of March 10, 2013, our executive officers and directors and their affiliates beneficially own approximately 33.1% of our voting stock. Therefore, our executive officers and directors and their affiliates will have the ability to influence us through this ownership position with respect to matters subject to stockholder approval. For example, assuming that there are no other changes to the number of shares outstanding, these stockholders, acting together, may take actions with respect to such shares that are not consistent with the interests of the other shareholders, including influencing the election of the directors and other corporate actions of HCCA such as:

•	its merger with or into another company;

•	a sale of substantially all of its assets; and

•	amendments to its bylaws and certificate of incorporation.

In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

ITEM 1B.        UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.           PROPERTIES

Our principal business operations are conducted from a 15,000 square foot leased office facility located at 66 Ford Road, Suite 230, Denville, NJ, 07834. This lease expires in February 28, 2017. Our mail-order pharmacy is also located at our headquarters in Denville, New Jersey. We believe these properties are adequate for our current operations.

ITEM 3.           LEGAL PROCEEDINGS

During 2012, we filed a lawsuit against our past adjudicator of claims for overcharges, over payment on claims, errors and misclassifications, and rebates owed from drug manufacturers claiming damages of over $5 million. Additionally, we have recorded an expense for the amount owed for claims payable. The adjudicator of claims filed a counterclaim for amounts it claims are owed to it by us. In August 2013, we settled the suit with the claims adjudicator. Under the terms of the settlement we agreed to pay the claims adjudicator $2.7 million over 15 months commencing in September 2013. This amount was recorded as a liability as of December 31, 2012, in accounts payable.

On August 14, 2012, we entered into an agreement with a shareholder to buy back 500,000 shares of common stock for $100,000. The agreement also called for the payment of $50,000 in legal fees. As of December 31, 2012, we had not received the 500,000 shares of common stock but had paid the settlement. We received these shares in February 2013. A stock redemption was recorded on December 31, 2012 in the amount of $100,000.

ITEM 4.           MINE SAFETY DISCLOSURES

Not Applicable.

part II

ITEM 5.           MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock and warrants are each currently quoted on the OTC Market under the symbols HCCA and HCCW, respectively. The common stock commenced trading on September 9, 2013, after the outstanding shares of Series B common stock and Series C common stock were consolidated into a single class of common stock. The warrants commenced trading on December 16, 2011. The Series C common stock commenced trading on April 10, 2013 and the callable Series B common stock commenced trading on April 18, 2013 and both classes of common stock ceased trading on August 28, 2013. Our callable Series A common stock, which are no longer trading, commenced trading on December 16, 2011 and ceased trading on April 10, 2013 upon their exchange for either Series B or Series C Shares. Our units, which are no longer trading, commenced trading on November 8, 2011 and ceased trading on April 10, 2013 upon their mandatory separation.

The tables below sets forth the quarterly high and low bid quotations of our callable Series A common stock, callable Series B common stock, Series C common stock, common stock, warrants, and units as reported on the OTC Bulletin Board or the OTC Market LLC for the period from November 8, 2011 (the date on which our units were first quoted on the OTC Bulletin Board) through March 10, 2014. Such over the counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Securities Currently Traded:

	Common Stock		Warrants
Quarter Ended	High	Low	High	Low
December 31, 2011	n/a	n/a	0.75	0.10
March 31, 2012	n/a	n/a	0.43	0.25
June 30, 2012	n/a	n/a	0.51	0.28
September 30, 2012	n/a	n/a	0.52	0.41
December 31, 2012	n/a	n/a	0.83	0.52
March 31, 2013	n/a	n/a	0.90	0.50
June 30, 2013	n/a	n/a	2.15	0.90
September 30, 2013	n/a	n/a	1.60	1.5
December 31, 2013	6.00	2.30	0.07	0.07
March 31, 2014 (through March 10)	1.52	1.45	0.07	0.07

Securities Previously Traded:

	Callable Series A Common Stock				Callable Series B Common Stock				Series C Common Stock				Units
Quarter Ended	High		Low		High		Low		High		Low		High		Low
December 31, 2011	9.95		9.25		n/a		n/a		n/a		n/a		10.00		9.90
March 31, 2012	9.60		9.60		n/a		n/a		n/a		n/a		9.91		9.90
June 30, 2012	9.60		9.60		n/a		n/a		n/a		n/a		10.10		9.91
September 30, 2012	9.95		9.60		n/a		n/a		n/a		n/a		10.20		9.97
December 31, 2012	10.20		9.92		n/a		n/a		n/a		n/a		11.50		10.20
March 31, 2013	10.20		10.00		n/a		n/a		n/a		n/a		10.80		10.50
June 30, 2013	10.70	(1)	10.22	(1)	11.00	(2)	9.00	(2)	8.25	(3)	7.20	(3)	n/a	(4)	n/a	(4)
September 30, 2013	n/a		n/a		10.15		10.15		7.20		7.20		n/a		n/a
December 31, 2013	n/a		n/a		n/a		n/a		n/a		n/a		n/a		n/a
March 31, 2014 (through March 10)	n/a		n/a		n/a		n/a		n/a		n/a		n/a		n/a

(1)	Represents quotations through April 10, 2013, when our callable Series A common stock ceased trading.

(2)	Represents quotations from April 18, 2013 when our callable Series B common stock commenced trading.

(3)	Represents quotations from April 10, 2013 when our callable Series C common stock commenced trading.

(4)           Our units ceased trading on April 10, 2013 upon their mandatory separation into Series B common stock and warrants in conjunction with the Merger.

Holders of Record

At March 10, 2014, there were 8,832,692 shares of our common stock outstanding held by 126 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. Our transfer agent is American Stock Transfer & Trust Company.

Dividends

We have not previously paid any cash dividends on our common stock and do not anticipate or contemplate paying dividends on our common stock in the foreseeable future. We currently intend to utilize all available funds to develop our business. We can give no assurances that we will ever have excess funds available to pay dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None that have not been previously reported.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.         SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to make disclosures under this Item.

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a company that was organized under the laws of the State of Delaware on January 12, 2011 to acquire, through a merger, capital stock exchange, asset acquisition, stock purchase or similar acquisition transaction, one or more operating businesses. Although we were not limited to a particular geographic region or industry, we focused on acquiring operating businesses in the United States. Until the acquisition the Acquisition, we did not operate a business and our activities were limited to locating a business to acquire. As a result of the closing of the Acquisition, we operate our business through our wholly owned subsidiary, HCCA.

Our subsidiary, HCCA, is a Pharmacy Benefit Manager, or PBM. Its mission is to reduce prescription drug costs for clients while improving the quality of care. HCCA administers prescription drug benefits programs for employers who contract with HCCA directly in order to provide this component of healthcare benefits to their employees. It also is the PBM for healthcare management companies who partner with HCCA in order to provide prescription drug benefits along with their core offering, other health benefits products, to their clients.

Restatement and Reclassification

On May 9, 2013, we issued a Current Report on Form 8-K announcing that our Board of Directors, after consultation with, and upon recommendation from, our management, concluded the previously issued audited financial statements for the years ended December 31, 2011 and 2012 for HCCA, which we recently acquired and which is currently our wholly owned subsidiary, should no longer be relied upon and that disclosure should be made, and action should be taken, to prevent future reliance on such financial statements. For a description of the basis for the Board’s determination, please see our Current Report on Form 8-K dated May 9, 2013, which description is incorporated by reference herein.

Our officers discussed the foregoing matters with HCCA’s independent registered public accounting firm during the period, Thomas J. Harris, Certified Public Accountant. The Board of Directors authorized and directed that our officers take the appropriate and necessary actions to amend and restate the Current Report on Form 8-K (the “Original 8-K”), pursuant to which HCCA’s financial statements were filed with the SEC on May 16, 2013.

The restated financial statements also include certain reclassifications related to revenue and cost of sales for the fiscal years ended December 31, 2011 and 2012. We previously disclosed in our Current Reports on Form 8-K filed on March 25, 2013 and April 16, 2013 HCCA’s practice of recognizing revenue from rebates as well as from its mail-order pharmacy business. HCCA has reclassified these figures as decreases to cost of sales, with the exception of co-pays from members who order from its mail-order facility. There is no impact on gross profit, nor is there an impact on operating expenses related to this reclassification.

On September 16, 2013, the Board of Directors of the Company, after consultation with, and upon recommendation from, management of the Company, concluded that the previously issued and restated audited financial statements for the years ended December 31, 2011 and 2012 of HCCA, and the previously issued unaudited financial statements for the quarter ended March 31, 2013 of HCCA, should no longer be relied upon and that disclosure should be made, and action should be taken, to prevent future reliance on such financial statements. The Company reported this information in its Current Report on Form 8-K dated September 16, 2013.

Our officers discussed the foregoing matters with HCCA’s independent registered public accounting firm during the period, Thomas J. Harris, Certified Public Accountant. The Board of Directors authorized and directed that our officers take the appropriate and necessary actions to amend and restate the Original 8-K. As a result we reviewed our financial statements in an attempt to discover all the material errors and misstatements that were included therein. As part of this review we engaged external consultants to review and investigate our books and records and other related transactions and activities for 2012 and 2011.

On November 11, 2013, the Company issued a press release announcing that the Company had discovered additional issues that necessitated an in-depth analysis of the books and records of HCCA for 2011, 2012 and the three months ended March 31, 2013. As a result of this review our management concluded that it will be unable to complete our restated 2011 financial statements, due to lack of sufficient source documents and other information, and that, as a result of the analysis, management had decided to exclude the 2011 income statement from our Transition Report on Form 10-K, in which it would otherwise be required, and that we would adjust the financial statements for 2012 and the 6 months ended June 30, 2013 to reflect the correction of the errors that were discovered.

The errors requiring a restatement of HCCA’s financial statements resulted in material weaknesses in internal control over financial reporting which were noted in the amended filings. In order to help prevent similar accounting errors in the future, the Company has hired a new CFO effective as of June 3, 2013 and instituted new procedures and controls where all material schedules and related journal entries are reviewed by the CFO on a monthly basis. On January 7, 2014, the Company’s Board of Directors established an Audit Committee consisting of Mr. Thomas Rebar and Edmundo Gonzalez, with Mr. Rebar as Chairman. In addition, the Company is in the process of locating additional independent directors eligible to serve on the audit committee.

Acquisition of HCCA

On January 25, 2013, the Agreement was entered into by and among the Company, Merger Sub, HCCA, PCA, Gary Sekulski, as the representative of the stockholders of HCCA, and Edmundo Gonzalez, as our representative. On April 10, 2013 the Acquisition and other transactions contemplated by the Agreement closed. Pursuant to the Agreement, Merger Sub merged with and into HCCA, resulting in HCCA becoming our wholly owned subsidiary. PCA and PCA Benefits, Inc., a dormant entity, remain wholly owned subsidiaries of HCCA.

Changes in Fiscal Year

On April 22, 2013, the Company determined to change its fiscal year end from December 31 to June 30. As a result of the change in fiscal year, the Company’s next fiscal year end was June 30, 2013. Accordingly, the Company is filing this transition report on Form 10-K for the six months ended June 30, 2013. On November 7, 2013, the Company determined to change its fiscal year end from June 30 to December 31. As a result of the change in fiscal year, the Company will file a transition report on Form 10-K for the period ended December 31, 2013.

Results of Operations

SIX MONTHS ENDED JUNE 30, 2013 COMPARED TO SIX MONTHS ENDED JUNE 30, 2012

Revenue

HCCA’s revenue includes revenues earned on its fully funded and self- funded plans. Revenue for the six months ended June 30, 2013 was $24,328,860, an increase of $14,272,125, or 142% as compared to revenue of $10,056,735 for the first six months of 2012. The increase was primarily attributable to significant growth in HCCA’s core PBM business (Fully-Funded and Self-Funded). HCCA’s revenue is based on contracts that generally last for one year and are billed on a monthly basis. Revenue is recognized as the products and services are delivered to members (typically employees of the client). Recently, we have decided to de-emphasize our focus on the fixed fee local government PBM marketplace due to its lack of profitability. We estimate that the Fully-Funded business line which accounted for approximately 67% of our revenues for the six months ending June 30, 2013, and which generated substantial operating losses, will decline in the months to come as annual renewable contracts may not renew due to our demand for substantial price increases as a condition for contract renewals.

Cost of Revenue

Cost of revenue for the six months ended June 30, 2013 was $23,309,725, an increase of $13,679,360 or 142%, as compared to $9,630,365 for the six months ended June 30, 2012. The increase was primarily attributable to HCCA’s growth in its core business.

HCCA’s cost of revenue for its PBM business derives from the cost of claims related to its clients. All claims are adjudicated via the Argus system. Cost of claims includes the cost of drugs dispensed and charged by pharmacies servicing HCCA’s members and an administrative fee charged by Argus. The cost of claims relating to HCCA’s mail-order pharmacy, which directly services our members, exclusively comes from the cost of each individual drug as set by the manufacturer. HCCA’s mail-order pharmacy purchases drugs from various suppliers, who are mainly drug wholesalers.

Rebates received from pharmaceutical manufacturers are recorded as reduction of cost of revenues, and the portion of the rebate payable to customers is treated as reduction of revenues.

Gross Profit

HCCA’s gross profit increased from $426,370 in the six months ended June 30, 2012 to $1,019,135 in the six months ended June 30, 2013. Gross margin was 4.2% in the first six month of 2013 same as the first six months of 2012.

SG&A Costs

HCCA’s SG&A costs totaled $10,815,273 in the six months ended June 30, 2013 compared to $2,916,282 in the six months ended June 30, 2012, representing an increase of 271%. SG&A costs derive primarily from wages and stock based compensation costs, which represented 63% of SG&A in the six months ended June 30, 2013, as well from commissions on sales to brokers, professional fees and reinsurance costs relating to the fully funded programs that collectively amounted to 21% of SG&A costs.

The increase in SG&A costs is primarily attributable to; wages and related costs which increased by approximately $1.7 million reflecting the increase in the number of employees, stock and note based compensation expense which was zero in the first six months of 2012 and amounted to approximately $3.7 million in the six months ended June 30, 2013 (of which approximately $2.9 million vested immediately and was expensed on the day of the merger), Professional fees which increased by approximately $0.8 million due to legal claim against Data Rx Management, Inc., a former claims adjudicator as well as well public company costs and, a severance charge of $0.75 million recorded in June 2013 relating to a former officer of HCCA.

Interest Expense and Other Expense, net

Interest expense and other expenses, net for the six months ended June 30, 2013 totaled $4,270,154, compared to $5,551 for the six months ended June 30, 2012. For the first six months of 2013 HCCA recorded interest expenses amounting to approximately $3.9 million in connection with the bridge financing, which HCCA consummated on September 19, 2012. Of that amount approximately $2.2 million represented the value ascribed to the beneficial conversion feature of the notes issued in the bridge financing that converted into common stock upon the Merger as well as the accelerated accretion to the book value of all such notes on the date of the Merger to their face value of $5,925,000. In addition, HCCA incurred interest expense associated with incentive notes of $175,983, issued to employees and consultants in the Merger as well as capital leases and other debt.

Liquidity and Capital Resources

HCCA’s sources of liquidity have historically primarily consisted of cash provided from purchases of equity and debt securities of the company by investors.

Since its inception through June 30, 2013 HCCA incurred accumulated (deficit) of ($24,705,834) and it continued to generate losses since July 1, 2013.

We have generated substantial losses, while successfully completing various financings as described herein during 2012 and 2013. Nevertheless, as of the date of this report we have not yet established an ongoing source of revenues sufficient to cover our operating costs to allow us to continue as a going concern. Our ability to continue as a going concern is dependent on our obtaining additional adequate capital to fund operating losses until we become profitable and generate cash flows from our operations. If we are unable to obtain adequate capital, we could be forced to cease operations. We are contemplating conducting additional offering of our debt or equity securities to obtain additional operating capital. There are no assurances we will be successful and without sufficient financing it would be unlikely for us to continue as a going concern. In addition, our independent registered public accounting firm has issued a going concern opinion.

Net cash used in operating activities for the six months ended June 30, 2013 was $4.8 million. Net loss for the period was $14.1 million offset by non-cash adjustments for approximately $6.6 million stock and note based compensation, non-cash interest expense, depreciation and amortization expense, and the mark to market adjustment on the warrant liability. Net changes in working capital increased cash from operating activities by approximately $2.6 million, primarily due to an increase in accounts payable and accrued expenses of $2.6 million due in part to the timing of invoice payments and accruals for severance and registration right penalties.

Cash used in purchasing of property and equipment was $104,981.

For the six months ended June 30, 2013 cash provided by financing activities was $4.9 million. The Company’s net cash in–flow from the Merger was approximately $8.0 million of which $3.0 million was used on the date of the Merger to repay a portion of the Bridge Notes, originally issued in September 2012, that did not convert into shares of common stock. In addition the Company repaid capital leases of $125,508.

In connection with the Bridge Financing completed by HCCA in September 2012, HCCA issued 59.25 units, each unit consisting of 10,000 preferred shares and a promissory note with a face value of $100,000. At the time of the Merger, holders of all of the issued and outstanding shares of preferred stock of HCCA, by virtue of the Merger, had each of their shares of preferred stock of HCCA converted into the right to receive a proportional amount of 592,500 shares of Selway Series C common stock and warrants to purchase 296,250 shares of Selway Series C common stock. In accordance with the terms of the promissory notes issued in the Bridge Financing, at the time of the Merger, notes in the aggregate amount of $3,159,591.78 (including principal and interest accrued to date) were converted into 315,959 shares of Selway Series C common stock and notes in the aggregate principal amount of $3,025,000 were repaid in full.

In addition to the conversion of the Notes described at the completion of the Merger, HCCA received $4.9 million in cash, after expenses related to the transaction, including investment banking fees, legal and other costs. In connection with the Merger, on April 10, 2013, Selway entered into exchange agreements with 3 beneficial holders of greater than 5% of Selway’s Series A common stock. Pursuant to the exchange agreements, such holders converted an aggregate of 878,481 shares of Selway’s Series A common stock to Selway’s Series C common stock and received $3.53 per share of Series A common stock exchanged, or an aggregate of $3,101,037.93.

Subsequent to the closing of the Merger, on April 11, 2013, PCA and PCA Benefits, Inc. (together, the “Borrower”), the wholly-owned subsidiaries of HCCA, entered into a credit and security agreement, as amended, with a fund managed by Muneris Capital Group (“Muneris”) for a secured revolving credit facility with an initial aggregate credit limit of $2,000,000 (the “Muneris Facility”). The facility was terminated in September 2013 due to HCCA’s inability to meet certain financial covenants.

On July 17, 2013, the Company obtained a $5,000,000 loan (the “PFG Loan”) from Partners for Growth III, LP (“PFG”) for a term of five years, with HCCA, PCA and PCA Benefits, Inc. serving as guarantors. Interest on the PFG Loan is payable on a monthly basis at an annual rate of prime (as quoted by the Wall Street Journal or other nationally recognized rate quoting service reasonably acceptable to Lender) plus 5.25% per annum, provided that the interest rate will automatically be reduced to prime plus 3.25% if our revenues and EBITDA for the six months ending December 31, 2013 exceed $35.5 million and $(3.1 million), respectively. The principal amount of the PFG Loan and all other accrued and unpaid monetary obligations under the loan and security agreement shall be repaid on July 17, 2018, unless earlier amortized, converted, or prepaid.

The agreement governing the PFG Loan contains certain financial covenants, including the requirement to: (i) maintain a cash and cash equivalents balance of at least $2 million from July 17, 2013 to January 31, 2014 and at least $3 million from February 1, 2014 to July 17, 2018; and (ii) limit our principal borrowings under the Muneris Facility at any given time to no more than $5 million, unless our EBITDA exceeds $0 in three consecutive months, upon which any increase in the amount of indebtedness under the Muneris Facility may not result in principal borrowings under the facility to exceed $25,000,000 without PFG’s consent. The agreement also includes customary negative covenants and financial reporting requirements, as well as certain customary events of default that would render all outstanding amounts under the agreement immediately due and payable, including but not limited to: (i) our failure to pay amounts due within 3 business days after the due date; (ii) PFG ceasing to have a valid perfected first priority security interest in any material portion of the collateral; (iii) we or any current subsidiary undergoing a change in the ownership of 35% or more of the voting power of its then outstanding securities; (iv) we or any current subsidiary acquiring or disposing of any assets, except as relates to certain permitted investments, including but not limited the incorporation of certain new subsidiaries, provided however that PFG may elect to add such new subsidiaries as guarantors for the PFG Loan.

Pursuant to the terms of agreement governing the PFG Loan, we issued a senior convertible note to PFG, in the amount of $5,000,000, representing the principal amount of the PFG Loan. All amounts owing under the Note are convertible, at PFG’s option, into Selway Series C common stock at an initial rate of $8.00 per share. The Note is also subject to mandatory conversion by us in the event that certain conditions are met. Additionally, as part of consideration for the PFG Loan, we issued to PFG and its designees warrants to purchase an aggregate of 220,000 shares of Series C common stock, for $7.50 per share, at any time on or prior to July 17, 2018. In order to include a provision in the loan and security agreement allowing us to prepay the PFG Loan, we issued to PFG and its designees an aggregate of 625,000 warrants that are not exercisable unless and until we choose to prepay the PFG Loan in full. These warrants will become exercisable, for $8.00 per share, only upon our optional prepayment of the loan in full, and will expire on July 17, 2018.

For a more detailed description of the terms of the PFG Loan, please see our Current Report on Form 8-K dated July 23, 2013, which description is incorporated by reference herein.

On December 31, 2013, we entered into a Forbearance, Waiver and Modification No. 1 to the PFG Loan. Pursuant to the terms of the modification, we received an additional $500,000 in loan proceeds, the conversion price was reduced from $7.50 to $2.50, the number of shares issuable upon exercise of the warrants was increased from 220,000 to 555,000 shares, among other changes. For a more detailed description of the terms of the modification, please see our Current Report on Form 8-K dated January 3, 2014, which description is incorporated by reference herein.

On December 31, 2013, we entered into a securities purchase agreement (the “SPA”) with certain purchasers (each a “Purchaser” and collectively, the “Purchasers”) named therein and Chardan Capital Markets, LLC (“Agent”) as administrative and collateral agent. Pursuant to the SPA, we issued $2,112,500 of Junior Secured Convertible Term Notes (the “Notes”), which Notes are convertible into shares of the Company’s common stock at an initial fixed conversion price equal to $1.50 per share. The Purchasers of Notes also received warrants (the “Warrants”) to purchase one share for every $1.50 of Notes purchased by such Purchaser. We completed the initial closing of a private placement of Notes and Warrants under the SPA on December 31, 2013, and may continue to make subsequent placements under the SPA until it has placed an aggregate of $6,000,000 in Notes under the SPA or the date that is 30 days after the date of such initial closing. For a more detailed description of the terms of the SPA, the Notes and the Warrants, please see our Current Report on Form 8-K dated January 3, 2014, which description is incorporated by reference herein.

Off-Balance Sheet Arrangements

HCCA has no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements including disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period and accompanying notes. The Company's critical accounting policies are those that are both most important to the Company's financial condition and results of operations and require the most difficult, subjective or complex judgments on the part of management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Because of the uncertainty of factor surrounding the estimates or judgments used in the preparation of the financial statements, actual results could differ from these estimates.

Rebates Receivable

Pharmaceutical manufacturers offer rebates for selected brand drugs. We currently receive these rebates through a third party administrator. The rebates are considered earned when our members (employees of customers) order the drugs, Rebates earned are paid to us by the third party administrator quarterly. Rebates earned are recognized as a reduction to cost of revenue. The portion of the rebate payable to customers is simultaneously recognized as a reduction of revenue. Management evaluates rebates receivable at the end of every reporting period and adjusts the amount reflected on the accompanying balance sheet to net realizable value. An adjustment is also made to the rebate payable to customers to correspond with any adjustment that Management applies to rebates receivable. Management estimates the rebates receivable based on the estimated number of brands dispensed through the end of reporting date multiplied by the rebate per prescription as agreed with the third party administrator.

Revenue Recognition

The Company typically enters into annual renewable agreements with its customers to provide pharmacy benefit management on a fixed price or self-insured basis. The Company records revenues from all its current contracts with customers gross as the Company acts as principal based on the following factors: 1) the Company has a separate contractual relationship with its customers and with its claims adjudicator to whom the Company pays the costs of the prescription drugs consumed by its customers (the claims), 2) the Company through its claim adjudicator is responsible to validate and manage the claims, and 3) the Company bears the credit risk for the amount due from the customers. Revenues are recorded monthly as earned. The Company also operates a mail order pharmacy that services our plan members. All revenues and associated costs from dispensing drugs by our mail order pharmacy to our plan members, excluding the members' co-pay are eliminated as inter-company revenues. Some of the contracts contain terms whereby we make certain financial guarantees regarding prescription costs. Actual performance is compared to the guaranteed measure throughout the period and accruals are recorded as an offset to revenue if we fail to meet a financial guarantee.

Incentive Notes

Upon consummation of the merger, Holders of all of the issued and outstanding shares of common stock of HCCA immediately prior to the time of the Merger had each of their shares of common stock of HCCA converted into the right to receive: (i) a proportional amount of 5,200,000 shares of the Company's Series C common stock and promissory notes with an aggregate face value of $7,500,000 (collectively, the "Closing Payment").

In addition the Company issued to its management $2,500,000 of Management Incentive Notes and paid fees in connection with the transaction by issuing promissory notes having an aggregate principal amount of $500,000, which reflects five percent of all promissory notes issued in the transaction.

The above described notes with an aggregate face value of $10,500,000 have identical terms and conditions, are non-interest bearing and are subordinated to all senior debt of the Company in the event of a default under such senior debt. The notes will be repaid prorate from 75% of 25% of the Company's free cash-flow (defined as in the notes) in excess of $2,000,000. The Company will be obligated to repay such notes if, among other events, there is a transaction that results in a change of control of the Company.

The notes were recorded at their estimated present value, based on the estimated time of repayment discounted to the balance sheet date. The Company will continue to re-evaluate its estimates on a periodic basis and adjust the present value of the notes accordingly.

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

Our financial statements and the notes thereto begin on page F-1 of this Transition Report.

ITEM 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Dismissal of McGladrey LLP; Engagement of BDO USA LLP

On June 28, 2013, we dismissed McGladrey LLP (“McGladrey”) as our independent registered public accounting firm and engaged BDO USA LLP (“BDO”) as our new independent registered public accounting firm. The decision to dismiss McGladrey and to retain BDO was approved by the Company's Board of Directors.

Other than indicating that there was substantial doubt about our ability to continue as a going concern, McGladrey’s report on our consolidated financial statements for the fiscal years ended December 31, 2012 and 2011 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During our fiscal years ended December 31, 2012 and 2011 and through June 28, 2013, there were no disagreements with McGladrey on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to McGladrey’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on our consolidated financial statements for such period.

Dismissal of Thomas J. Harris, Certified Public Accountant

On June 28, 2013, we dismissed Thomas J. Harris, Certified Public Accountant (“Harris”), as the accounting firm for HCCA. The decision to dismiss Harris was approved by our Board of Directors.

Harris’s report on HCCA's consolidated financial statements for the fiscal years ended December 31, 2012 and 2011 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During our fiscal years ended December 31, 2012 and 2011 and through June 28, 2013, there were no disagreements with Harris on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Harris’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on our consolidated financial statements for such period.

ITEM 9A.         CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Management carried out an evaluation, under the supervision of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures as of June 30, 2013. Based upon that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the design and operation of disclosure controls and procedures were not effective as of June 30, 2013.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Securities Exchange Act of 1934, as amended. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of internal control over financial reporting as of June 30, 2013. In making this assessment, management used the criteria set forth by Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992). Based on its assessment using those criteria, our Chief Executive Officer and Chief Financial Officer concluded that internal control over financial reporting was not effective as of June 30, 2013 as a result of certain material weaknesses in our internal control over financial reporting. These material weaknesses related to our lack of a sufficient complement of personnel with an appropriate level of knowledge and experience in the application of U.S. generally accepted accounting principles, or GAAP, commensurate with our financial reporting requirements and the fact that policies and procedures with respect to the review, supervision, and monitoring of our accounting and reporting functions were either not designed and in place or not operating effectively. As a result, numerous adjustments to our financial statements, including the restatement of the financial statements for the year ended December 31, 2012 and the quarter ended March 31, 2013, were identified. Our independent registered public accounting firm did not perform an evaluation of our internal control over financial reporting as of June 30, 2013, in accordance with the provisions of the Sarbanes-Oxley Act.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

To remediate this material weakness, a Chief Financial Officer, with appropriate public company experience was hired in June 2013. Additionally, the Company is working on expanding its accounting and finance staff. The material weakness is not yet fully remediated.

Changes in Internal Control over Financial Reporting

A Chief Financial Officer, with appropriate public company experience was hired in June 2013. Additionally, the Company is working on expanding its accounting and finance staff.

ITEM 9B.          OTHER INFORMATION

None.

part III

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of March 10, 2014.

Name:	Age:	Ownership or Relationship:
Natasha Giordano	53	Chief Executive Officer, President and director
Yoram Bibring	56	Chief Financial Officer
Ann F. Saskowitz	60	VP Service Operations and Director
Ruth Ackerman	63	VP Administration
Scott Weeber	43	VP of Finance & Accounting and Treasurer
Mark Carlesimo	60	Vice President, General Counsel and Secretary
Yaron Eitan	57	Chairman of the Board of Directors
Thomas E. Durkin, III	60	Director
Edmundo Gonzalez	40	Director
Thomas Rebar	51	Director
Gary J. Sekulski	66	Director

Below is a summary of the business experience of each of the above-named executive officers and directors:

Natasha Giordano has been our Chief Executive Officer, President and a director since January 1, 2014. Ms. Giordano served as the Chief Executive Officer, President and Director of Xanodyne Pharmaceuticals, Inc. a branded specialty pharmaceutical company with development and commercial capabilities focused on pain management, from May 2010 to August 2012 and Chief Operating Officer since 2009. Prior to that, she served as President, Americas for Cegedim Dendrite (formerly Dendrite International Inc.) from 2007 to 2008 and as Senior Vice President of the Global Customer Business Unit of Cegedim Dendrite from 2004 to 2007. She had been with Cegedim Dendrite since 2000 and served as Group President for Global Business Unit for major customers, and Vice President of Global Sales. Earlier in her career, she worked nine years with Parke-Davis then owned by Warner Lambert in several sales and marketing positions including Strategic Alliance management and Sales Integration. Ms. Giordano holds a Bachelors of Science degree in nursing from Wagner College in New York.

Yoram Bibring has been our Chief Financial Officer since June 3, 2013. Prior to joining us, Mr. Bibring served at Fundtech Ltd, a global financial transactions software and service solutions company, as chief financial officer from September 2001 through May 2012, and as an outside consultant from May 2012 to December 2012. In his capacity as chief financial officer of Fundtech, Mr. Bibring also served as a director of various other subsidiaries of the Fundtech group. Prior to joining Fundtech, Mr. Bibring served from December 1998 until May 2001 as chief financial officer of ViryaNet Ltd., a provider of software solutions to the workforce management market located in Southborough, Massachusetts. From January 1990 until January 1998, Mr. Bibring was employed by Geotek Communications, a wireless communications service provider located in Montvale, New Jersey, where he served initially as chief financial officer and then as the president of its International Division. Mr. Bibring holds a BS in Accounting and Economics from Tel Aviv University and is a certified public accountant in the United States.

Ann Saskowitz has been our Vice President of Service Operations and a director since April 10, 2013 and has been HCCA’s Vice President of Service Operations and a director since 2010. She served as Director of Claim Policy Implementation at Horizon Blue Cross-Blue Shield of New Jersey from 1984 to 2009, in which capacity she developed and managed call center operations and led multi-million dollar business initiatives. She is also responsible for creating Horizon’s Claim Policy Implementation Department. She holds a BA in Journalism and American Studies from Seton Hall University.

Ruth Ackerman has been our Vice President of Administration since April 10, 2013 and has been HCCA’s Vice President of Administration since 2011. Previously, she created and managed the operations and service departments for health benefits broker agencies, which were divisions of major banks, including: Alliance Benefits Strategists from 2005 to 2010, and General Insurance Agency Marketplace at Bank of America from 1990 to 2005. She also worked at Madison Consulting Group from 1991 to 1998. Prior to those positions, she served as Director of Corporate Planning & Contract Development at Horizon Blue Cross-Blue Shield from 1980 to 1990. She holds a BA in English from Drew University. In January 2011, the U.S. Bankruptcy Court for the District of Massachusetts issued a final order discharging Ms. Ackerman and her husband of all debts accrued with respect to a Massachusetts inn formerly co-owned by the couple.

Scott Weeber has been our Vice President of Finance and Accounting and Treasurer since April 10, 2013 and has been HCCA’s Vice President of Finance and Accounting since January 2013. He has held various accounting and finance positions during his career. He worked as an Accountant/Auditor at Pannell Kerr Forster PC from 1991 to 1995. He worked as a controller for U.S. Bronze Powders from 1996 to 1999. He held various managerial finance positions at Kraft Foods from 2000 to 2008 and at Novartis from 2010 to 2012. He holds a BS in Accounting from Rutgers University and is a CPA licensed in the state of New Jersey.

Mark Carlesimo has been our Vice President, General Counsel and Secretary since June 3, 2013. Mr. Carlesimo has more than three decades of experience in corporate law with several publicly traded companies and since January 2012 has acted as outside counsel to various small and mid-cap companies. Mr. Carlesimo previously served as Executive Vice President, General Counsel and Secretary of ground transportation company Velocity Express Corp. (OTC: VEXQ) from 2006 to 2011. From 1997 to 2006, he served as Vice President, General Counsel and Secretary of CD&L Inc., which later became a subsidiary of Velocity Express Corp. From 1983 to 1997, he also served as Vice President of Legal Affairs of Cunard Line Limited. From 1980 to 1983 he served as staff counsel to Seatrain Lines, Inc. Mr. Carlesimo received a B.A. in Economics from Fordham University in 1975 and received his law degree from Fordham University School of Law in 1979. He is a member of the bar of the states of New York and New Jersey.

Yaron Eitan has been a director since June 21, 2013 and Chairman of the Board of Directors since January 1, 2014. Mr. Eitan was the Company’s President, Chief Executive Officer and a director from its inception until April 10, 2013, when the Company acquired Healthcare Corporation of America, a New Jersey corporation. Mr. Eitan was the Company’s Chairman from its inception until April 28, 2011. Mr. Eitan founded Selway Capital LLC, an investment management firm, in March 2009 and serves as managing partner of the firm and since June 2002 has served as partner of SCP Partners, a private equity investment firm with multiple funds under management, specializing in the telecommunications, defense and security, and education industries. Previously, he was the co-founder of Reshef Technologies, a specialty munitions company, from August 1984 to August 1987, the President of Patlex, an industrial and patent enforcement holding company, from October 1987 to February 1989, and founder and CEO of Geotek Communications, a wireless communications company, from March 1989 to May 1998. In 1998, Mr. Eitan founded Selway Partners, a technology-sector holding company. Selway Partners was sold to SCP Partners in 2002, at which time Mr. Eitan became one of the partners of SCP Partners. In April 2007, Mr. Eitan launched Vector Intersect Security Acquisition Corporation, a special purpose acquisition corporation, which acquired Cyalume Technologies Holdings, Inc. in December 2008. Following the acquisition, Mr. Eitan continues to serve as a director of Cyalume. Mr. Eitan served in the Israeli Defense Forces for six years, where he reached the rank of Major. He received his bachelor’s degree in economics from Haifa University and an M.B.A. from the Wharton School of Business at the University of Pennsylvania.

Thomas E. Durkin, III has been a director since April 10, 2013 and has represented HCCA as counsel since November 2012. He served as our Vice President, General Counsel and Secretary from April 10, 2013 until June 3, 2013. Mr. Durkin has been a partner to Durkin & Durkin LLP, a New Jersey based law firm, since 1978. Mr. Durkin was formerly president and director of American Technologies Group Inc. (OTC: ATGR), a structural steel fabrication company, from 2007 to 2012, and as a director of CD&L Inc., a same-day delivery services company, from 1999 until its sale to Velocity Express Corp. (OTC: VEXQ) in 2006. He also served as an executive vice-president and general counsel for Waste Services Inc. from 2001 to 2004 and area vice-president of corporate development and government affairs for Waste Management Inc. (NYSE: WM) from 1997 to 2000. Mr. Durkin graduated from Fordham University in 1975 and graduated Cum Laude from Seton Hall University School of Law in 1978. Mr. Durkin also provides certain management and business consulting services outside of the practice of law. Mr. Durkin is a member of the bar of the states of New York and New Jersey.

Edmundo Gonzalez has been a director since inception and our Chief Financial Officer from inception until April 10, 2013 and is currently a member of the newly formed audit committee of the Board of Directors. Mr. Gonzalez joined SCP Partners as a principal in 2007, and has worked on dozens of transactions with Yaron Eitan, our prior Chief Executive Officer, since that time, including investments in portfolio companies, acquisitions, mergers and sales. From May 2004 to September 2007, he served as Vice President of Sales and Marketing for Software Technology, Inc., an educational software company and portfolio company of SCP Partners. From October 1999 to April 2004, he held various positions including Chief Operating Officer at TestU, an online education company, which was sold to Software Technology, Inc. in 2004. Previously, Mr. Gonzalez served as a consultant at PricewaterhouseCoopers Management Consulting (now IBM Business Consulting) from September 1995 to September 1999, where he consulted to Fortune 500 clients in the media, telecom and publishing industries. Mr. Gonzalez graduated with a bachelor’s degree from Harvard University and received an M.B.A. from Columbia Business School.

Thomas Rebar has been a director since January 3, 2014 and is the Chair of the newly formed audit committee of the Board of Directors. Mr. Rebar is a Partner of SCP Partners and has been with SCP Partners since its inception in 1996. SCP Partners manages approximately $750 million on behalf of institutional investors focusing primarily on venture capital and related activities. He has over 25 years experience in venture capital, private equity, investment banking, mergers and acquisitions, and leveraged buyout financing. Mr. Rebar is a director of several companies, including Magnolia Broadband, DVTel, Inc., Pentech Financial Services, Inc., and Cyalume Technologies Holdings, Inc. (OTC-CYLU), where he is currently the Chair of the Audit Committee. Prior to joining SCP, Mr. Rebar was a Senior Vice President at Charterhouse Inc., the U.S. investment banking arm of Charterhouse PLC, a leading U.K. merchant bank, from 1989 to 1996. At Charterhouse, he was responsible for a broad range of domestic and cross-border transactions including representing companies in the purchase and sale of businesses, rendering fairness opinions and business valuations, assisting companies in raising debt capital, and the placement of private equity. Before joining Charterhouse, from 1987 to 1989, Mr. Rebar was a member of the corporate finance department at Bankers Trust Company in New York City. Mr. Rebar received his B.S. summa cum laude from the University of Scranton and his M.B.A. from New York University Graduate School of Business Administration.

Gary Sekulski has been a director since April 10, 2013 and was our Chairman, President and Chief Executive Officer from April 10, 2013 until December 31, 2013, and HCCA’s Chairman, President and CEO from 2008 until December 31, 2013. He served as president of Broadreach Medical Services from 2003 to 2007 and Gladstone Consulting Group from 1993 to 2000, and has held executive positions in Summit Health Administrators and Metropolitan Life Insurance Company. Gary had a significant role in developing many of the innovations currently used in the PBM industry, including being involved in creating the first card/mail-order prescription program while at MetLife. He holds a BS in Economics from Stony Brook University. Chapter 7 bankruptcy proceedings were initiated in New Jersey in May 2001 by Gladstone Consulting Group, Inc. and Gladstone Group Inc., companies affiliated with Mr. Sekulski, and were terminated in August 2007 and May 2012, respectively. A personal bankruptcy proceeding filed in New Jersey by Mr. Sekulski and his wife in January 2003 was discharged in March 2006.

Family Relationships

There are no family relationships between any of our directors and our executive officers.

Code of Ethics

On June 21, 2013, our board of directors adopted a code of ethics that applies to our directors, officers and employees are required to abide by the Company’s Code of Business Conduct to ensure that our business is conducted in a consistently legal and ethical manner. Our policies and procedures cover all major areas of professional conduct, including employee policies, conflicts of interest, protection of confidential information, and compliance with applicable laws and regulations. We will provide a copy of our code of ethics to any person, without charge, upon request. Requests for copies of our code of ethics should be sent in writing to Healthcare Corporation of America, 66 Ford Road, Suite 230, Denville, NJ, Tel: (973) 983-6300.

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

Board Committees

On January 7, 2014, the Company’s Board of Directors established an Audit Committee consisting of Thomas Rebar and Edmundo Gonzalez, with Mr. Rebar as Chairman. The Board has determined that Mr. Rebar is an “audit committee financial expert” as such term is defined in the rules of the Securities and Exchange Commission.

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

Natasha Giordano, our Chief Executive Officer, President and director, failed to timely file a Form 3 as required by section 16(a) of the Exchange Act following her becoming a reporting person. Except as set forth above, based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

ITEM 11.       EXECUTIVE COMPENSATION

The following table (the “Summary Compensation Table”) sets forth all compensation awarded to, earned by or paid to our principal executive officer and its two most highly compensated executive officers other than our principal executive officer who were serving as executive officers as of June 30, 2013 (collectively, the “Named Executive Officers”). Compensation for period prior to April 10, 2013, includes compensation received from HCCA, which we acquired on such date. Other than as described in this report, we do not have any supplemental executive retirement plans, change in control agreements or company perks (e.g., company cars, country club memberships, etc.).

Summary Compensation Table

Name and Principal Position (1)	Period Ending	Salary ($)	Bonus ($)	Stock Awards ($)	Option- Based Awards ($)	Other ($)	Total ($)
Gary Sekulski (2)	June 30, 2013	233,000	0	0	0	0	233,000
Chief Executive Officer	December 31, 2012	383,000	0	0	0	0	383,000
	December 31, 2011	217,346	0	0	0	0	217,346

Ann F. Saskowitz	June 30, 2013	99,800	0	0	0	0	99,800
Vice President	December 31, 2012	109,000	0	0	0	0	109,000
Service Operations	December 31, 2011	69,000	0	0	0	0	69,000

John Phelps (2)	June 30, 2013	90,000	0	0	0	0	90,000
Vice President of Marketing	December 31, 2012	172,000	0	0	0	0	172,000
Administration	December 31, 2011	157,000	0	0	0	0	157,000

1.          Effective January 3, 2014, Natasha Giordano was appointed our Chief Executive Officer and President.

Ms. Giordano did not serve as an executive officer of our Company prior to such time. The Company entered into an employment agreement with Ms. Giordano dated December 3, 2013 and amended it on December 31, 2013. The agreement was not effective until certain conditions were met. Such conditions were satisfied on December 31, 2013. The agreement, as amended, provides for an employment term of three years, during which Ms. Giordano will receive an initial annual base salary of $420,000. Ms. Giordano will also be eligible for an annual bonus equal to up to 50% of her base salary based on the achievement of annual targets established by the Board. Upon effectiveness of her appointment, Ms. Giordano will be granted a ten-year option to acquire shares of common stock of the Company equal to 4.7% of the fully diluted equity of the Company. The option is not subject to the requirement that the company adopt an option plan, and will be exercisable for the greater of the conversion price of the notes issued in the Private Placement or the fair market value of the Company’s Common Stock on the date of issuance. Pursuant to the employment agreement, in the event that Ms. Giordano is terminated without cause or Ms. Giordano terminates employment for good reason prior to the end of the employment term, she will be entitled to: (i) all accrued obligations, including salary, expense reimbursement, etc.; (ii) a pro-rated bonus for the year of termination; (iii) one year’s salary; (iv) her targeted annual bonus for the twelve months following termination; (v) the automatic vesting of the option issued at the time of appointment; and (vi) health insurance benefits for the twelve months following termination. In the event of Ms. Giordano’s death during the employment term, her spouse or estate will be entitled to: (i) all accrued obligations, including salary, expense reimbursement, etc.; (ii) one year’s base salary; (iii) a pro-rated bonus for the year of death; and (iv) the automatic vesting of the option issued at the time of appointment.

Effective June 3, 2013, Yoran Bibring was appointed our Chief Financial Officer. Mr. Bibring did not serve as an executive officer of our Company prior to such time. Pursuant to an employment agreement with Mr. Bibring dated May 9, 2013, as amended, Mr. Bibring is to receive an annual base salary of $250,000 for a three year term and a one-time signing bonus of $18,500. Mr. Bibring will also be eligible for a $100,000 annual bonus based on the terms and conditions of our bonus plan for senior management, of which 50% may, at our discretion, be paid in registered shares of our common stock. We have agreed to issue to Mr. Bibring an option to purchase up to 200,000 shares of Common Stock, at an exercise price equal to the fair market value of the shares on the date of grant, upon our implementation of a fully approved and legally compliant employee stock compensation program. These options will vest over a three year period in monthly increments beginning November 1, 2013; provided, however, that the options will vest immediately upon the sale or transfer of all or substantially all of our assets or the sale of more than 50% of the shares of our capital stock entitled to vote generally for the election of our directors.

2.	No longer employed by the Company.

Narrative to Summary Compensation Table

In 2012, HCCA entered into employment agreements with the four executive officers listed in the table below. The employment agreements provide for an employment term through September 14, 2015, the base salary indicated below and increases in the base salaries in the event that the conditions specified in the table below are met. Each of the agreements provides that the employee is entitled to receive bonuses determined by HCCA’s Board of Directors based on the performance of the employee and HCCA. Each of the employees may be terminated for cause at any time. In the event that the employee is terminated without cause prior to the end of the employment term, the employee will be entitled to receive such employee’s base salary through the end of the employment term. In the event of the death of an employee during the employment term, the employee’s spouse or estate will be paid an amount equal to one year’s base salary.

Name	Title	Base Salary ($)		Salary if specified conditions (1) are met ($)		Salary if specified conditions (2) are met ($)		Salary if specified conditions (3) are met ($)
Gary J. Sekulski	President and Chief Executive Officer	450,000		500,000		550,000		650,000
Ann F. Saskowitz	VP Service Operations	150,000	*	180,000	*	210,000	*	240,000	*
John M. Phelps	VP Marketing and Strategic Planning	180,000		210,000		240,000		270,000
Ruth Ackerman	VP Administration	150,000		180,000		210,000		240,000

*	On April 22, 2013, Ms. Saskowitz’s base salary was increased to $240,000 through the end of her employment term. All other terms under her employment agreement remain unchanged.
(1)	Company sales for January 1, 2013 – June 30, 2013 were not equal to or in excess of $50 million, so no additional salary was paid.

(2)	Company sales for April 1, 2013 – March 31, 2014 are equal to or in excess of $150 million.
(3)	Company sales for April 1, 2014 – March 31, 2015 are equal to or in excess of $300 million.

We did not have a stock option plan or a restricted stock program in the transition period ended June 30, 2013 or the years ended 2012 and 2011. Key executives did not receive bonuses during these years.

The key executives of HCCA are also significant stockholders. As owner-managers, the key executives believe that much of the reward for their talent and efforts will be through the appreciation of their shares, which they purchased in previous years and/or in the process of forming HCCA.

Compensation of Directors

As of June 30, 2013, none of our directors has received any compensation from us other than compensation for service as an officer to us or HCCA if such director were also an officer. Although we plan to do so, we have not yet determined the compensation we will pay to our independent directors.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth as of March 10, 2014 the number of shares of our common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our common stock; (ii) each director; (iii) each of the named executive officers in the Summary Compensation Table; and (iv) all directors and executive officers as a group. As of March 10, 2014, we had 8,832,692 shares of common stock issued and outstanding.

Beneficial ownership includes voting or investment power with respect to the securities and takes into consideration options exercisable by a person within 60 days after the date of this report. Except as indicated below, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Name and Address of Stockholder (1)	Number of shares beneficially owned	Percentage Ownership (2)
Directors and Executive Officers
Natasha Giordano (3)	147,190	1.6
Yoram Bibring (4)	-	-
Ann F. Saskowitz (5)	188,610	2.1%
Ruth V. Ackerman (6)	50,740	*
Scott Weeber (7)	70,050	*
Mark Carlesimo (8)	-	-
Yaron Eitan (9)	1,600,000	16.3%
Thomas E. Durkin, III	1,170	*
Edmundo Gonzalez (9)	1,600,000	16.3%
Thomas Rebar	-	-
Gary Sekulski (10)	1,243,710	14.1%
Total Officers and Directors	3,301,470	33.1%
5% Stockholders
Selway Capital Holdings LLC (9)	1,600,000	16.3%
Andrew Intrater (9)	1,600,000	16.3%
Doron Cohen (9)	1,600,000	16.3%
Jarret Fass (9)	1,600,000	16.3%
Yair Shamir (9)	1,600,000	16.3%
Andrew Kahn (11)	949,019	9.7%
Donald M. Campbell (11)	949,019	9.7%
Jason Georgatos (11)	949,019	9.7%
AQR Capital Management, LLC (12)	484,758	5.2%
Parkins Capital Management, Inc. (13)	618,833	6.6%
Victor Wexler (14)	744,126	8.4%

*	Beneficially owns less than 1% of our common stock.
1.	Unless otherwise indicated, the business address of each beneficial owner is 66 Ford Road, Suite 230, Denville, NJ 07834.
2.	Percentages based on 8,832,692 shares of common stock outstanding as of March 10, 2014.
3.	Ms. Giordano will be granted a ten year option to acquire shares of common stock of the Company equal to 4.7% of the fully diluted equity of the Company. The option is not subject to the requirement that the company adopt an option plan, and will be exercisable for the greater of the conversion price of the notes issued in the Private Placement or the fair market value of the Company’s common stock on the date of issuance. The options vests as follows: (b) 10% on January 31, 2014; and (b) 2.5% monthly commencing January 3, 2014. Accordingly, as of March 10, 2014, 17.5% of Ms. Giordano’s option has vested in an amount equal to 0.8225% of the fully diluted equity of the Company, or 147,190 shares. In the event Ms. Giordano is terminated without cause, Ms. Giordano terminates her employment for Good Reason, or in the event of death, Ms. Giordano or her estate will be entitled to automatic vesting of the ten year option.
4.	We have agreed to issue to Mr. Bibring an option to purchase up to 200,000 shares of common stock, at an exercise price equal to the fair market value of the shares on the date of grant, upon our implementation of a fully approved and legally compliant employee stock compensation program. These options will vest over a three year period in monthly increments beginning November 1, 2013; provided, however, that the options will vest immediately upon the sale or transfer of all or substantially all of our assets or the sale of more than 50% of the shares of our capital stock entitled to vote generally for the election of our directors.
5.	Includes 150,000 shares beneficially owned by Ms. Saskowitz that are subject to the terms of the Management Share Escrow Agreement and are to be held in escrow until June 30, 2015, unless earlier released in connection with an acquisition transaction.
6.	Includes 25,000 shares beneficially owned by Ms. Ackerman that are subject to the terms of the Management Share Escrow Agreement and are to be held in escrow until June 30, 2015, unless earlier released in connection with an acquisition transaction.
7.	Includes 52,500 shares beneficially owned by Mr. Weeber that are subject to the terms of the Management Share Escrow Agreement and are to be held in escrow until June 30, 2015, unless earlier released in connection with an acquisition transaction. We have agreed to issue to Mr. Weeber an option to purchase up to 200,000 shares of common stock, at an exercise price equal to the fair market value of the shares on the date of grant, upon our implementation of a fully approved and legally compliant employee stock compensation program. These options will vest over a three year period in monthly increments beginning April 30, 2013; provided, however, that the options will vest immediately upon the sale or transfer of all or substantially all of our assets or the sale of more than 50% of the shares of our capital stock entitled to vote generally for the election of our directors.
8.	We have agreed to issue to Mr. Carlesimo an option to purchase up to 200,000 shares of common stock, at an exercise price equal to the fair market value of the shares on the date of grant, upon our implementation of a fully approved and legally compliant employee stock compensation program. These options will vest over a three year period in monthly increments beginning June 3, 2013; provided, however, that the options will vest immediately upon the sale or transfer of all or substantially all of our assets or the sale of more than 35% of the shares of our capital stock entitled to vote generally for the election of our directors.
9.	Consists of 600,000 shares and warrants to purchase 1,000,000 shares of common stock held of record by Selway Capital Holdings LLC. Messrs. Eitan, Gonzalez, Cohen, Fass and Shamir, together with Selway Capital LLC and CN-SCH, LLC, share voting and dispositive power over the founders’ shares owned by Selway Capital Holdings. Selway Capital LLC is controlled by Messrs. Eitan and Gonzalez. The business address of Selway Capital LLC is 900 Third Avenue, 19th Floor, New York, NY 10022. CNSCH, LLC is wholly-owned by Bounty Investments, LLC. Mr. Andrew Intrater is the Chief Executive Officer of each of CN-SCH, LLC and Bounty Investments, LLC. The business address of each of Mr. Intrater, CN-SCH, LLC and Bounty Investments, LLC is 900 Third Avenue, 19th Floor, New York, NY 10022. Mr. Intrater has voting and dispositive power over the founders’ shares attributable to CN-SCH, LLC and Bounty Investments, LLC.

10.	Includes 416,000 shares owned by the Gary Sekulski 2013 Grantor Trust and 185,900 shares owned by Morris Consulting, which entities Mr. Sekulski controls.

11.	Based on a Form 13G/A filed with the Commission on February 14, 2014.

12.	Based on a Form 13G/A filed with the Commission on February 10, 2014.

13.	Based on a Form 13G filed with the Commission on February 10, 2014.

14.	The Company believes that Mr. Wexler is the beneficial owner of 744,126 shares of the Company’s common stock; however, no Form 13D or Form 13G has been filed by Mr. Wexler, so the Company cannot confirm the exact number of shares beneficially owned by him.

The shares beneficially owned by Gary Sekulski, Ann F. Saskowitz, Ruth V. Ackerman, Scott Weeber, Thomas E. Durkin, III and Selway Capital Holdings LLC are subject to a voting agreement dated April 10, 2013, pursuant to which, for a two year period following the Merger, the applicable holder will vote all shares then-owned in favor of those persons nominated to our board of directors by: (i) Mr. Sekulski, the representative of the stockholders of HCCA before the merger, who will designate three persons, (ii) Edmundo Gonzalez, representative for our pre-Merger stockholders, who will designate one person; and (iii) such board designees, who will unanimously designate three persons to be independent directors.

We are not aware of any arrangement that may, at a subsequent date, result in a change of control of the company.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We or one of our subsidiaries may occasionally enter into transactions with certain “related parties.” Related parties include its executive officers, directors, nominees for directors, a beneficial owner of 5% or more of its common stock and immediate family members of these parties. We refer to transactions involving amounts in excess of $120,000 and in which the related party has a direct or indirect material interest as “related party transactions.”

Otis Fund, a company controlled by Victor Wexler, has a consulting agreement to provide marketing and sales services to HCCA. The contract expires on January 2, 2017. The annual fees related to these services are $360,000. The Otis Fund and Mr. Wexler’s wife collectively owned 5.1% of HCCA shares outstanding prior to the closing of the transactions contemplated by the Agreement.

Director Independence

Our Board of Directors has affirmatively determined that Messrs. Eitan, Gonzalez, Rebar are independent directors within the meaning of NASDAQ Marketplace Rule 5605(a)(2). Ms. Saskowitz does not meet the independence requirements under NASDAQ Marketplace Rule 5605(a)(2) because she is a current officer and Messrs. Sekulski and Durkin do not meet the independence requirements because each is a former officer.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

Public Accounting Fees

The following chart sets forth public accounting fees in connection with services rendered by BDO USA LLP, our independent registered public accounting firm since June 28, 2013.

Period ended June 30, 2013
Audit Fees	296,988
Audit-Related Fees	-
Tax Fees	5,000
All Other Fees	-

Audit fees were for professional services rendered by BDO USA LLP for the audit of our June 30, 2013 financial statements, and services that are normally provided by BDO USA LLP in connection with statutory and regulatory filings or engagements for that fiscal year.

Tax fees were for professional services provided by BDO USA LLP for certain tax matters, including an evaluation of the limitation of net operating loss carry forward.

BDO USA LLP did not bill any other fees for services rendered to us during the fiscal period ended June 30, 2013 for assurance and related services in connection with the audit of our financial statements.

Pre-Approval of Services

Since our audit committee has not yet been formed, the audit committee was not able to pre-approve all of the foregoing services, although any services rendered were approved by our board of directors.

part IV

ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following are filed with this report:

(1)	The financial statements listed on the Financial Statements’ Table of Contents
(2)	Not applicable

(b)	Exhibits

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

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated January 25, 2013, by and among us, Selway Merger Sub, Inc., Healthcare Corporation of America, Prescription Corporation of America, Gary Sekulski, and Edmundo Gonzalez (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission on March 30, 2012).

3.2	By-laws (Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-172714) filed with the Securities and Exchange Commission on March 10, 2011).

3.3	Certificate of Merger (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013)

3.4	Certificate of Amendment to Certificate of Incorporation dated September 27, 2013 (incorporated by reference to our Current Report on Form 8-K dated September 27, 2013)

4.1	Specimen common stock certificate

4.2	Form of Unit Purchase Option (Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-172714) filed with the Securities and Exchange Commission on March 10, 2011).

4.3	Specimen Public Redeemable Warrant Certificate (Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-172714) filed with the Securities and Exchange Commission on March 10, 2011).

4.4	Form of Sponsor Payment Warrant (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).

4.5	Forbearance, Waiver and Modification No. 1 to Loan Agreement, dated December 31, 2013 (incorporated by reference to our Current Report on Form 8-K dated December 31, 2013).

4.6	Securities Purchase Agreement dated December 31, 2013 (incorporated by reference to our Current Report on Form 8-K dated December 31, 2013).

4.7	Form of Junior Secured Convertible Term Notes (incorporated by reference to our Current Report on Form 8-K dated December 31, 2013).

4.8	Form of Warrant (incorporated by reference to our Current Report on Form 8-K dated December 31, 2013).

4.9	Master Security Agreement (incorporated by reference to our Current Report on Form 8-K dated December 31, 2013).

4.10	Subsidiary Guarantee (incorporated by reference to our Current Report on Form 8-K dated December 31, 2013).

4.11	Registration Rights Agreement (incorporated by reference to our Current Report on Form 8-K dated December 31, 2013).

10.1	Voting Agreement, dated January 25, 2013, by and among us, Healthcare Corporation of America, and certain shareholders (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).

10.2	Voting Agreement, dated April 10, 2013, by and among us and certain shareholders (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).

10.3	Exchange Agreement, by and between us and certain shareholders (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).

10.4	Exchange Agreement, by and between us and certain shareholders (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).

10.5	Registration Rights Agreement, dated April 10, 2013, by and among us and Gary Sekulski, as representative of the stockholders of Healthcare Corporation of America (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).

10.6	Closing Payment Escrow Agreement, dated April 10, 2013, by and among us, Selway Merger Sub, Inc., Healthcare Corporation of America, Gary Sekulski, Edmundo Gonzalez, and American Stock Transfer & Trust Company LLC, as escrow agent (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).

10.7	Management Share Escrow Agreement, dated April 10, 2013, by and among us, Healthcare Corporation of America, certain key personnel signatories thereto, and American Stock Transfer & Trust Company LLC, as escrow agent (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).

10.8	Marketing and Consulting Agreement, dated January 3, 2012, by and between Prescription Corporation of America and Otis Fund (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).

10.9	Employment Agreement, dated September 15, 2012, by and between Healthcare Corporation of America and Ruth Ackerman (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).

10.10	Employment Agreement, dated September 15, 2012, by and between Healthcare Corporation of America and Ann Saskowitz (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).

10.11	Consulting Agreement, dated October 1, 2012, by and between Healthcare Corporation of America, its subsidiaries, Rx Services Inc., Nitin Khandwala, and Hemil Khandwala (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).

10.12	Lease, dated October 23, 2009, by and between W.P. Properties, LLC and Healthcare Corporation of America, its affiliates and subsidiaries (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).

10.13	Lease, dated October 20, 2011, by and between W.P. Properties, LLC and Prescription Corporation of America (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).

10.14	Lease Extensions, dated February 28, 2012 (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).

10.15	Management Services Agreement, dated January 1, 2012, by and between HCCA and Argus Health Systems (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).†

10.16	Amended and Restated Employment Agreement, dated May 9, 2013, by and between us and Yoram Bibring (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).

10.17	Form of Restricted Stock Agreement, dated April 10, 2013 (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).

10.18	Rescission Agreement, dated June 25, 2013, by and between us and Gary Sekulski (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).

10.19	Rescission Agreement, dated June 28, 2013, by and between us and Thomas E. Durkin, III (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).

10.20	Securities Escrow Agreement between us, American Stock Transfer & Trust Company, LLC and the Founders (Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-172714) filed with the Securities and Exchange Commission on March 10, 2011).

10.21	Registration Rights Agreement among us and the founders (Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-172714) filed with the Securities and Exchange Commission on March 10, 2011).

10.22	Employment Agreement by and between the Company and Natasha Giordano (incorporated by reference to our Current Report on Form 8-K dated December 31, 2013).

10.23	Amendment No. 1 to the Employment Agreement between the Company and Natasha Giordano (incorporated by reference to our Current Report on Form 8-K dated December 31, 2013).

14.1	Code of Business Conduct and Ethics (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).

21.1	List of Subsidiaries (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).

31.1	Certification of Principal Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

† Confidential treatment has been requested with respect to certain portions of this exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHCARE CORPORATION OF AMERICA

Dated: March 13, 2014	By:	/s/ Natasha Giordano
	Name:	Natasha Giordano
	Title:	Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 13, 2014	By:	/s/ Natasha Giordano
	Name:	Natasha Giordano
	Title:	Chief Executive Officer, President and Director (Principal Executive Officer)

Dated: March 13, 2014	By:	/s/ Yoram Bibring
	Name:	Yoram Bibring
	Title:	Chief Financial Officer (Principal Accounting and Financial Officer)

Dated: March 13, 2014	By:	/s/ Ann F. Saskowitz
	Name:	Ann F. Saskowitz
	Title:	VP Service Operations and Director

Dated: March 13, 2014	By:	/s/ Yaron Eitan
	Name:	Yaron Eitan
	Title:	Director

Dated: March 13, 2014	By:	/s/ Thomas E. Durkin, III
	Name:	Thomas E. Durkin, III
	Title:	Director

Dated: March 13, 2014	By:	/s/ Edmundo Gonzalez
	Name:	Edmundo Gonzalez
	Title:	Director

Dated: March 13, 2014	By:	/s/ Thomas Rebar
	Name:	Thomas Rebar
	Title:	Director

Dated: March 13, 2014	By:	/s/ Gary Sekulski
	Name:	Gary Sekulski
	Title:	Director

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated January 25, 2013, by and among us, Selway Merger Sub, Inc., Healthcare Corporation of America, Prescription Corporation of America, Gary Sekulski, and Edmundo Gonzalez (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission on March 30, 2012).

3.2	By-laws (Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-172714) filed with the Securities and Exchange Commission on March 10, 2011).

3.3	Certificate of Merger (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013)

3.4	Certificate of Amendment to Certificate of Incorporation dated September 27, 2013 (incorporated by reference to our Current Report on Form 8-K dated September 27, 2013)

4.1	Specimen common stock certificate

4.2	Form of Unit Purchase Option (Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-172714) filed with the Securities and Exchange Commission on March 10, 2011).

4.3	Specimen Public Redeemable Warrant Certificate (Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-172714) filed with the Securities and Exchange Commission on March 10, 2011).

4.4	Form of Sponsor Payment Warrant (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).

4.5	Forbearance, Waiver and Modification No. 1 to Loan Agreement, dated December 31, 2013 (incorporated by reference to our Current Report on Form 8-K dated December 31, 2013).

4.6	Securities Purchase Agreement dated December 31, 2013 (incorporated by reference to our Current Report on Form 8-K dated December 31, 2013).

4.7	Form of Junior Secured Convertible Term Notes (incorporated by reference to our Current Report on Form 8-K dated December 31, 2013).

4.8	Form of Warrant (incorporated by reference to our Current Report on Form 8-K dated December 31, 2013).

4.9	Master Security Agreement (incorporated by reference to our Current Report on Form 8-K dated December 31, 2013).

4.10	Subsidiary Guarantee (incorporated by reference to our Current Report on Form 8-K dated December 31, 2013).

4.11	Registration Rights Agreement (incorporated by reference to our Current Report on Form 8-K dated December 31, 2013).

10.1	Voting Agreement, dated January 25, 2013, by and among us, Healthcare Corporation of America, and certain shareholders (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).

10.2	Voting Agreement, dated April 10, 2013, by and among us and certain shareholders (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).

10.3	Exchange Agreement, by and between us and certain shareholders (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).

10.4	Exchange Agreement, by and between us and certain shareholders (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).

10.5	Registration Rights Agreement, dated April 10, 2013, by and among us and Gary Sekulski, as representative of the stockholders of Healthcare Corporation of America (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).

10.6	Closing Payment Escrow Agreement, dated April 10, 2013, by and among us, Selway Merger Sub, Inc., Healthcare Corporation of America, Gary Sekulski, Edmundo Gonzalez, and American Stock Transfer & Trust Company LLC, as escrow agent (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).

10.7	Management Share Escrow Agreement, dated April 10, 2013, by and among us, Healthcare Corporation of America, certain key personnel signatories thereto, and American Stock Transfer & Trust Company LLC, as escrow agent (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).

10.8	Marketing and Consulting Agreement, dated January 3, 2012, by and between Prescription Corporation of America and Otis Fund (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).

10.9	Employment Agreement, dated September 15, 2012, by and between Healthcare Corporation of America and Ruth Ackerman (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).

10.10	Employment Agreement, dated September 15, 2012, by and between Healthcare Corporation of America and Ann Saskowitz (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).

10.11	Consulting Agreement, dated October 1, 2012, by and between Healthcare Corporation of America, its subsidiaries, Rx Services Inc., Nitin Khandwala, and Hemil Khandwala (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).

10.12	Lease, dated October 23, 2009, by and between W.P. Properties, LLC and Healthcare Corporation of America, its affiliates and subsidiaries (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).

10.13	Lease, dated October 20, 2011, by and between W.P. Properties, LLC and Prescription Corporation of America (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).

10.14	Lease Extensions, dated February 28, 2012 (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).

10.15	Management Services Agreement, dated January 1, 2012, by and between HCCA and Argus Health Systems (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).†

10.16	Amended and Restated Employment Agreement, dated May 9, 2013, by and between us and Yoram Bibring (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).

10.17	Form of Restricted Stock Agreement, dated April 10, 2013 (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).

10.18	Rescission Agreement, dated June 25, 2013, by and between us and Gary Sekulski (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).

10.19	Rescission Agreement, dated June 28, 2013, by and between us and Thomas E. Durkin, III (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).

10.20	Securities Escrow Agreement between us, American Stock Transfer & Trust Company, LLC and the Founders (Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-172714) filed with the Securities and Exchange Commission on March 10, 2011).

10.21	Registration Rights Agreement among us and the founders (Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-172714) filed with the Securities and Exchange Commission on March 10, 2011).

10.22	Employment Agreement by and between the Company and Natasha Giordano (incorporated by reference to our Current Report on Form 8-K dated December 31, 2013).

10.23	Amendment No. 1 to the Employment Agreement between the Company and Natasha Giordano (incorporated by reference to our Current Report on Form 8-K dated December 31, 2013).

14.1	Code of Business Conduct and Ethics (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).

21.1	List of Subsidiaries (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).

31.1	Certification of Principal Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

† Confidential treatment has been requested with respect to certain portions of this exhibit.

Healthcare Corporation of America

Consolidated Financial Statements

As of and for the periods ended June 30, 2013 and December 31, 2012

and

Report of Independent Registered Public Accounting Firm

HEALTHCARE CORPORATION OF AMERICA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firms	F-1 to F-2

Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012	F-3

Consolidated Statements of Operations for the Six Months Ended June 30, 2013 and Year Ended December 31, 2012	F-4

Consolidated Statements of Redeemable Securities and Stockholders’ Deficit for the Six Months Ended June 30, 2013 and Year Ended December 31, 2012	F-5

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and Year Ended December 31, 2012	F-6 to F-7

Notes to Consolidated Financial Statements	F-8 to F-26

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Healthcare Corporation of America

Denville, NJ

We have audited the accompanying consolidated balance sheet of Healthcare Corporation of America as of June 30, 2013 and the related consolidated statements of operations, redeemable securities and stockholders’ deficit, and cash flows for the period January 1, 2013 to June 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Healthcare Corporation of America at June 30, 2013, and the results of its operations and its cash flows for the period January 1, 2013 to June 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has significant working capital and stockholders’ deficiencies at June 30, 2013, that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Woodbridge, NJ

March 13, 2014

THOMAS J. HARRIS

CERTIFIED PUBLIC ACCOUNTANT

3901 STONE WAY N., SUITE 202

SEATTLE, WA 98103

206.547.6050

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Healthcare Corporation of America & Subsidiaries

We have audited the accompanying balance sheet of Healthcare Corporation of America & Subsidiaries as of December 31, 2012 (Restated) and the related restated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2012 (Restated). Healthcare Corporation of America & Subsidiaries management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Healthcare Corporation of America & Subsidiaries as of December 31, 2012 (Restated), and the restated results of its operations and cash flows for the period then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #2 to the financial statements, the company has had significant operating losses; a working capital deficiency and its need for new capital raise substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 4 to the financial statements, the 2012 financial statements have been restated to correct a misstatement.

Seattle, Washington

February 28, 2013

May 15, 2013 as to Note 2 and Restatement

January 17, 2014 as to Note 4 Subsequent Restatement and Going Concern Paragraph Above

HEALTHCARE CORPORATION OF AMERICA

CONSOLIDATED BALANCE SHEETS

As of June 30, 2013 and December 31, 2012

	June 30, 2013	December 31, 2012
Assets

Current assets:
Cash and cash equivalents	$1,792,026	$1,791,134
Accounts receivable	1,251,579	1,126,846
Inventory	442,945	544,004
Rebates receivable	1,574,659	1,323,474
Prepaid expenses and other current assets	322,638	619,271

Total current assets	5,383,847	5,404,729

Property and equipment, net	1,236,734	1,114,055
Investment held in trust	8,652,482	-
Deferred financing costs, net	548,394	-
Software, net	262,142	-
Other assets	443,251	83,686

Total assets	$16,526,850	$6,602,470

Liabilities, Redeemable Securities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$5,214,355	$4,431,366
Accrued expenses	2,428,033	568,528
Deferred revenue	495,286	638,223
Bridge notes	-	4,192,954
Line of credit	534,343	-
Current portion of capital leases	189,989	137,703
Other current liabilities	162,387	-

Total current liabilities	9,024,393	9,968,774

Incentive Notes	2,771,514	-
Capital leases, net of current portion	658,092	399,382
Derivative liabilities	3,559,188	121,350
Other liabilities	143,546	64,133

Total liabilities	16,156,733	10,553,639

Commitments and contingencies

Redeemable securities:
Redeemable common stock, $.001 par value; 839,965 shares issued and outstanding	8,651,639	-

Total redeemable securities	8,651,639	-

Stockholders’ deficit:
Preferred stock, $.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding at June 30, 2013 and Preferred stock, no par value; 592,500 shares authorized; 592,500 shares issued and outstanding; liquidation preference of $1,481,250 at December 31, 2012	-	2,362,517
Common stock, $.0001 par value; 30,000,000 shares authorized; 8,953,494 shares issued and outstanding at June 30, 2013 and Common stock, no par value; 50,000,000 authorized; 40,000,009 shares issued and outstanding at
December 31, 2012	895	4,175,856
Additional paid-in capital	16,423,417	150,000
Accumulated deficit	(24,705,834)	(10,639,542)

Total stockholders’ deficit	(8,281,522)	(3,951,169)

Total liabilities, redeemable securities and stockholders’ deficit	$16,526,850	$6,602,470

The accompanying notes form an integral part of the financial statements.

HEALTHCARE CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Six Months Ended June 30, 2013 and the Year Ended December 31, 2012

	For the Six
	Months Ended	For the Year Ended
	June 30, 2013	December 31, 2012

Sales	$24,328,860	$27,305,795
Cost of sales	23,309,725	26,148,118

Gross profit	1,019,135	1,157,677

Operating expenses:
Selling, general and administrative	10,815,273	7,603,458

Loss from operations	(9,796,138)	(6,445,781)

Other income (expense):
Interest expense	(4,332,317)	(1,130,184)
Change in fair value of derivative liabilities	62,163	-

Total other income (expense)	(4,270,154)	(1,130,184)

Loss before provision for income taxes	(14,066,292)	(7,575,965)

Provision for income taxes	-	-

Net loss	$(14,066,292)	$(7,575,965)

Less: Deemed dividend to preferred stockholders	(3,532,858)	-

Net loss attributable to common stockholders	$(17,599,150)	$(7,575,965)

Earnings per share:
Basic and diluted loss per share	$(2.57)	$(0.19)

Weighted average number of shares outstanding	6,851,819	38,939,909

The accompanying notes form an integral part of the financial statements

HEALTHCARE CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF REDEEMABLE SECURITIES AND STOCKHOLDERS’ DEFICIT

For the Six Months Ended June 30, 2013 and the Year Ended December 31, 2012

			Stockholders’ Deficit						Treasury
	Redeemable Common Stock		Preferred Stock		Common Stock		Additional	Accumulated	Stock		Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Shares	Amount	Deficit

Balance at January 1, 2012	-	$-	-	$2,362,517	37,879,809	$3,525,294	$-	$(3,063,577)	-	$-	$2,824,234
Sale of common stock	-	-	-	-	2,120,200	650,562	-	-	-	-	650,562
Issuance of warrants	-	-	-	-			250,000	-	-	-	250,000
Redemption of common stock	-	-	-	-		-	(100,000)	-	-	-	(100,000)
Net loss	-	-	-	-	-	-	-	(7,575,965)	-	-	(7,575,965)

Balance at December 31, 2012	-	-	-	2,362,517	40,000,009	4,175,856	150,000	(10,639,542)	-	-	(3,951,169)
Receipt of stock previously redeemed	-	-	-	-	-	-	100,000	-	(500,000)	(100,000)	-
Stock based compensation	-	-	-	-	-	-	380,000	-	500,000	100,000	480,000
Effect of recapitalization – reverse merger with Selway Capital
Acquisition Corp	-	-	-	(2,362,517)	(40,000,009)	(4,175,856)	4,175,856	-	-	-	(2,362,517)
Issue stock to stockholders	-	-	-	-	5,200,000	520	(520)	-	-	-	-
Selway equity at closing	-	-	-	-	2,500,000	250	20,599,750	-	-	-	20,600,000
Common stock issued upon conversion of bridge notes	-	-	-	-	315,959	32	3,159,592	-	-	-	3,159,624
Common stock issued in conversion of redeemable preferred stock and 296,250 warrants	-	-	-	-	592,500	59	2,362,458	-	-	-	2,362,517
Common stock issued as incentive shares	-	-	-	-	750,000	75	2,919,925	-	-	-	2,920,000
Conversion of sponsor warrants into common stock	-	-	-	-	100,000	10	(10)	-	-	-	-
Stock issued to underwriters	-	-	-	-	335,000	33	(33)	-	-	-	-
Stock subject to redemption	839,965	8,651,639	-	-	(839,965)	(84)	(8,651,555)	-	-	-	(8,651,639)
Expenses of offering	-	-	-	-	-	-	(814,076)	-	-	-	(814,076)
Payments to Series A Holders	-	-	-	-	-	-	(3,101,038)	-	-	-	(3,101,038)
Assumed liabilities of Selway	-	-	-	-	-	-	(6,323,148)				(6,323,148)
Recognition of contingent beneficial conversion feature on the convertible bridge notes	-	-	-	-	-	-	1,182,327				1,182,327
Stock based compensation	-	-	-	-	-	-	283,889	-	-	-	283,889
Net loss	-	-	-	-	-	-	-	(14,066,292)	-	-	(14,066,292)

Balance at June 30, 2013	839,965	$8,651,639	-	$-	8,953,494	$895	$16,423,417	$(24,705,834)	-	$-	$(8,281,522)

The accompanying notes form an integral part of the financial statements

HEALTHCARE CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2013 and the year ended December 31, 2012

	Six Months Ended	Year Ended
	June 30, 2013	December 31, 2012

Cash used in operating activities:
Net loss	$(14,066,292)	$(7,575,965)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	156,664	205,997
Non cash interest expense	2,443,296	-
Stock-based compensation	3,683,889	-
Note-based compensation	412,824	-
Common stock issued as other expense	-	641,142
Mark to market adjustment on warrant liability	(62,163)	-
Changes in assets and liabilities:
Accounts receivable	(124,733)	42,316
Rebates receivable	(251,185)	(1,323,474)
Inventory	101,059	(258,296)
Prepaid expenses and other current assets	300,811	(603,338)
Other assets	21,555	-
Accounts payable and accrued expenses	2,589,957	295,502
Deferred revenues	(142,937)	638,223
Other liabilities	153,070	-
Deferred rent	-	16,486

Total cash used in operating activities	(4,784,185)	(7,921,407)

Cash used in investing activities:
Purchase of property and equipment	(104,981)	(495,768)

Total cash used in investing activities	(104,981)	(495,768)

Cash from financing activities:
Proceeds from cash received at Merger	11,948,361	-
Payment to Series A Holders	(3,101,038)	-
Expense of offering	(814,076)	-
Proceeds from sale of common stock	-	9,420
Proceeds from (Payments of) notes payable	(3,025,000)	4,192,954
Drawings on line of credit	534,343	-
Debt costs	(527,024)	-
Redeemable preferred stock	-	2,362,517
Warrants (repaid)/ issued	-	371,350
Redemption of common stock	-	(100,000)
Payments of capital leases	(125,508)	-
Other	-	17,683

Total cash provided by financing activities	4,890,058	6,853,924

Net increase (decrease) in cash	892	(1,563,251)

Cash, beginning of period	1,791,134	3,354,385

Cash, end of period	$1,792,026	$1,791,134

(Continued)

The accompanying notes form an integral part of the financial statements

HEALTHCARE CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

For the Six Months Ended June 30, 2013 and the Year Ended December 31, 2012

	Six Months Ended	Year Ended
	June 30, 2013	December 31, 2012

Supplemental disclosures:

Interest	$(305,318)	$(852,276)

Income taxes	$-	$-

Conversion of stockholders’ loans to equity	$2,306,501	$-

Equipment purchases under capital leases	$436,504
Deferred financing fees incurred but not paid	88,730
Promissory notes and interest converted to common stock	3,159,624

Assets received in reverse merger:
Other receivable	$857
Note receivable	3,554

	4,411

Liabilities assumed in reverse merger:
Accounts payable	183,981
Deferred underwriting fees	148,008
Notes payable	1,977,570
Warrant liability	4,018,000
Common stock	-
Additional paid-in capital	-
Accumulated deficit	-

	6,327,559

Net liabilities assumed	$6,323,148

The accompanying notes form an integral part of the financial statements

HEALTHCARE CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2013 and December 31, 2012 and for the Six-Month Period and Year Then Ended

1.	Description of Business

Selway Capital Acquisition Corporation (“SCAC” or “Selway”) was originally incorporated under the laws of Delaware on January 12, 2011 for the purpose of acquiring one or more operating businesses through merger or capital stock exchange. On January 25, 2013, an agreement and plan of merger (the “Merger”) was entered into between SCAC and Healthcare Corporation of America (“HCCA”). The Merger closed on April 10, 2013 with SCAC being the surviving entity upon the consummation of the Merger (see Note 3).

HCCA and its wholly-owned subsidiaries, Prescription Corporation of America Benefits (“PCA Benefits”) and Prescription Corporation of America (“PCA”), are engaged in providing benefits management and mail order pharmaceutical fulfillment services to companies primarily in the northeast United States.

On June 3, 2013, SCAC amended its articles of incorporation to change its name to Healthcare Corporation of America (collectively with its subsidiaries, the “Company”).

On April 22, 2013, the Company’s board of directors approved the change of its fiscal year end from December 31 to June 30.

On November 7, 2013, the board of directors approved the change of its fiscal year end back to December 31.

The accompanying historical consolidated financial statements represent the financial position and results of operations of HCCA through April 10, 2013 and the financial position and results of operations of the Company thereafter (see Note 3).

2.	Liquidity and Financial Condition

The Company has a working capital deficit and a history of recurring losses and negative cash flows from operating activities. As of June 30, 2013 and December 31, 2012, the Company has a working capital deficit of $3,640,546 and $4,564,045, respectively and stockholders’ deficit of $8,281,522 and $3,951,169, respectively. During the six months ended June 30, 2013 and year ended December 31, 2012, the Company incurred net losses of $14,066,292 and $7,575,965, respectively, and negative cash flows from operating activities of $4,784,185 and $7,921,407, respectively. Collectively, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is currently making efforts to raise capital in the form of debt and/or equity. No assurance can be given that the debt and/or equity can be raised and if available it will be on terms acceptable to the Company.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

3.	The Merger

On January 25, 2013, an Agreement and Plan of Merger (the “Agreement”) was entered into by and among the Company, Selway Merger Sub, Inc., a New Jersey corporation and wholly owned subsidiary of the Company (“Merger Sub”), HCCA, PCA, and representatives of HCCA and the Company. On April 10, 2013 (the “Closing Date”), the Merger and other transactions contemplated by the Agreement closed.

Pursuant to the Agreement, Merger Sub merged with and into HCCA, resulting in HCCA becoming a wholly owned subsidiary of the Company. PCA and PCA Benefits, a dormant entity, remain wholly owned subsidiaries of HCCA.

HEALTHCARE CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 30, 2013 and December 31, 2012 and for the Six-Month Period and Year Then Ended

3.	The Merger (Continued)

Holders of all of the issued and outstanding shares of common stock of HCCA immediately prior to the time of the Merger had each of their shares of common stock of HCCA converted into the right to receive: (i) a proportional amount of 5,200,000 shares of the Company’s Series C common stock and promissory notes with an aggregate face value of $7,500,000 (collectively, the “Closing Payment”); plus (ii) a proportional amount of up to 2,800,000 shares of the Company’s common stock, if any, (the “Earn-out Payment Shares”) issuable upon the Company achieving certain consolidated gross revenue thresholds as more fully described below; plus (iii) the right to receive a proportional amount of the proceeds from the exercise of certain warrants being issued to Selway Capital Holdings, LLC, Selway’s sponsor, as more fully described below. A portion of the Closing Payment (520,000 shares and promissory notes with an aggregate face value of $750,000) was being held in escrow for a period of 12 months following the Merger to satisfy indemnification obligations of HCCA. Effective December 20, 2013, the escrowed portion of the Closing Payment, together with a portion of the shares issued to HCCA’s investment banking advisor (an aggregate of 546,002 shares, and promissory notes with an aggregate face value of $750,000) were released from escrow and cancelled.

The promissory notes included in the Closing Payment are non-interest bearing and subordinated to all senior debt of the combined company in the event of a default under such senior debt. The notes will be repaid from 18.5% of the Company’s free cash-flow (as defined) in excess of $2,000,000. The Company will be obligated to repay such notes if, among other events, there is a transaction that results in a change of control of the Company. The Company valued the notes at $1,977,570, which represented the present value of the estimated future cash flows to be generated by the combined companies discounted using an interest rate reflective of the uncertainty and credit risk of the notes.

Certain members of HCCA’s management received an aggregate of 1,500,000 shares of our common stock (the “Management Incentive Shares”), which shares were placed in escrow and subject to release in three installments through June 30, 2015. Subsequently, certain members of HCCA management agreed to cancel an aggregate of 750,000 shares pursuant to rescission agreements entered into June 2013. Of the remaining Management Incentive Shares outstanding, 400,000 shares have vested but remain in escrow until June 30, 2014 and 350,000 shares will vest on June 30, 2015 and will remain in escrow until June 30, 2015.

As part of the Merger, Selway’s net liabilities, consisting primarily of warrant liabilities, were assumed. As part of its Initial Public Offering, Selway issued 2,000,000 warrants, with an exercise price of $7.50 and an expiration date of November 6, 2016 (“Selway IPO Warrants”). These warrants are classified as liabilities based on certain anti-dilution features. The Selway IPO Warrants were recorded at $4,018,000 based on the closing price of the warrants on the date of Merger.

The Earn-out Payment Shares, if any, will be issued as follows: (i) 1,400,000 shares if the Company achieves consolidated gross revenue of $150,000,000 for the twelve months ended March 31, 2014 or June 30, 2014; and (ii) 1,400,000 shares if the Company achieves consolidated gross revenue of $300,000,000 for the twelve months ended March 31, 2015 or June 30, 2015. In the event the Company does not achieve the first earn-out threshold, but does achieve the second earn-out threshold, then all of the Earn-out Payment Shares shall be issued. If the Company consolidates, merges or transfers substantially all of its assets prior to June 30, 2015 at a valuation of at least $15.00 per share, then all of the Earn-out Payment Shares not previously paid out shall be issued immediately prior to such transaction. If, prior to achieving either earn-out threshold the Company acquires another business in exchange for its equity or debt securities, then any remaining earn-out thresholds may be adjusted by the independent members of the Company’s board of directors at their sole discretion. The Company estimates that it will not achieve any of the abovementioned revenue targets and, therefore, no provision has been made for the Earn-out Payment Shares.

The Agreement required 10% of the consideration, or 520,000 shares of the Company’s Series C common stock and promissory notes with a face value of $750,000 to be held in escrow for a period of one year. As a result of the investigation and subsequent restatement (see Note 4), in December 2013 these shares of stock and promissory notes were returned to the Company. Also in December 2013, the rights to additional proceeds from the exercise of certain warrants issued to Selway Capital Holdings, LLC as part of the merger were cancelled.

HEALTHCARE CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 30, 2013 and December 31, 2012 and for the Six-Month Period and Year Then Ended

In connection with a bridge financing (the “Bridge Financing”) completed by HCCA in September 2012, HCCA issued 59.25 units, each unit consisted of 10,000 Convertible Preferred Shares, a warrant for 5,000 shares of common stock that, upon a merger with Selway, converted to warrants with the same terms as Selway IPO warrants and a Promissory Note with a face value of $100,000 (“Promissory Notes”). At the time of the Merger, holders of all of the issued and outstanding shares of preferred stock of HCCA, by virtue of the Merger, had each of their shares of Preferred Stock of HCCA converted into the right to receive a proportional amount of 592,500 shares of the Company’s Series C common stock and warrants to purchase 296,250 shares of the Company’s Series C common stock. If a Merger with Selway or equivalent, as defined in the Preferred Stockholder agreement, occurred before the maturity date of the promissory notes, the preferred stock converted on a 1 to 1 basis into Series C Common Stock of Selway. If such Merger did not occur, then at the maturity of the Promissory Notes, the Preferred Stock converted into 3.7% of common stock of HCCA on a fully diluted basis. Upon issuing the preferred stock, HCCA determined the contingent beneficial conversion feature to the holders of the Preferred Stock if the Merger with Selway occurred to be $3,532,858 and recorded that as a deemed dividend to the Preferred Stockholders upon the closing of the Merger.

The warrants issued in connection with the bridge loan were initially exercisable at $7.50 into shares of common stock of HCCA and expired on November 7, 2016. The warrants contained certain anti-dilution that caused them to be classified as liabilities. Upon completion of the Merger with Selway, the warrants became exercisable in Series C shares of Common Stock of Selway. The exercise price and expiration date remained the same.

The Promissory Notes bore interest at 8%, were convertible into 10,000 shares of Series C Common Stock if a transaction with Selway occurred and matured on the earlier of a transaction with Selway or September 12, 2013. HCCA allocated the value received from the sale of the units first to the estimated fair value of warrants. The residual value was then allocated to the preferred stock and promissory note based on their relative fair values. As a result of the allocation, HCCA recorded a debt discount of $2,445,242. The debt discount was amortized to interest expense over the term of the Promissory Note. HCCA recorded interest expense of $1,732,047, including $1,018,851 to recognize the unamortized debt discount at the transaction date in the period ending June 30, 2013. HCCA recorded interest expense of $713,196 related amortization of the debt discount in the year ended December 31, 2012. Upon issuing the promissory notes, HCCA determined the contingent beneficial conversion feature to the holders of the Promissory Notes, if they converted into shares of Selway and recorded additionally $1,182,327, as additional interest expense upon the conversion of the promissory notes. In accordance with the terms of the promissory notes issued in the Bridge Financing, at the time of the Merger, notes in the aggregate amount of $3,159,624 (including principal and interest accrued to date) were converted into 315,959 shares of the Company’s Series C common stock and notes in the aggregate principal amount of $3,025,000 were repaid in full. The promissory note included in the Bridge Financing was only convertible into shares of common stock if the transaction with Selway closed before the maturity of the note. At the issuance of the Bridge Financing, the Company determined that a contingent beneficial conversion feature existed representing the difference in the value of the underlying shares and the allocated value to the promissory note. Upon closing of the transaction, the Company recognized the contingent beneficial conversion feature and recorded $1,182,327 as additional interest expense in the period ended June 30, 2013.

In connection with the Bridge Financing, HCCA executed a registration rights agreement that required it to register the shares underlying the Bridge Financing if the transaction was completed. The agreement required HCCA to file a registration statement within 60 days of the completion of the transaction with Selway and have the registration statement declared effective within 120 days. The agreement requires damages of 1% per month of the Bridge Financing, capped at 10%, for each month the Company does not comply with the requirement. As a result of the restatements and investigation, the Company concludes that it is probable it will not file a registration statement and have declared within the period required and estimates that it will incur the maximum damages under the agreement. The Company recorded $592,500 to interest expense for the period ended June 30, 2013.

In conjunction with the merger of Merger Sub into HCCA:

•	The Company entered into exchange agreements with three beneficial holders of HCCA’s bridge loan who were also beneficial holders of greater than 5% of the Company’s Series A common stock. Pursuant to the exchange agreements, such holders converted an aggregate of 281,554 shares of the Company’s Series A common stock to the Company’s Series C common stock. In conjunction with the exchange, such holders were repaid bridge notes in the aggregate principal amount of $3,025,000.

HEALTHCARE CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 30, 2013 and December 31, 2012 and for the Six-Month Period and Year Then Ended

•	The Company entered into exchange agreements with three beneficial holders of greater than 5% of the Company’s Series A common stock. Pursuant to the exchange agreements, such holders converted an aggregate of 878,481 shares of the Company’s Series A common stock to the Company’s Series C common stock and received $3.53 per share of Series A common stock exchanged, or an aggregate of $3,101,038.

•	An aggregate of $11,948,361 was released from the Company’s trust account, reflecting the number of shares of the Company’s Series A common stock that were converted into the Company’s Series C common stock, of which $237,007 was paid to the underwriters from the Company’s initial public offering. The Company incurred other costs related to the transaction totaling $577,069 and recorded both these costs and the costs paid to the underwriters as a reduction to Additional Paid In Capital.

•	The placement warrants held by the Company’s founders were converted into the right to receive: (i) an aggregate of 100,000 shares of common stock; and (ii) warrants to purchase an aggregate of 1,000,000 shares of common stock at an exercise price of $10.00 per share. The proceeds from the exercise of the exchange warrants will be paid: (i) 75% to the holders of all of the issued and outstanding shares of common stock of HCCA immediately prior to the time of the merger; and (ii) 25% to certain members of HCCA management. The exchange warrants are only exercisable for cash, may not be exercised on a cashless basis, and must be exercised if the closing price for the combined company’s common stock exceeds $12.00 per share for 20 trading days in any 30-trading-day period. On November 22, 2013, the Company cancelled these warrants and issued a new warrant to purchase 1 million shares of common stock. The replacement warrant was recorded to additional paid in capital. Per the terms of the warrant agreement, the warrant’s initial exercise price was $7.50 per share, subject to adjustment upon the first subsequent financing of the Company. This financing occurred on December 31, 2013 upon which the exercise price of this warrant was adjusted from $7.50 to $1.50. The new warrants do not include the provision to share the exercise proceeds with former shareholders of HCCA or management. The Company will record a charge in the quarter ended December 31, 2013 reflecting the value of the modification to the warrant.

Pursuant to an engagement letter entered into by HCCA with its investment banking adviser, 5% of all consideration received was owed to the adviser. Accordingly the Company issued 335,000 shares of common stock representing 5% of the common stock and incentive stock, as adjusted, received by HCCA and issued an incentive note of $500,000 representing 5% of the incentive notes issued to HCCA. The present value of the incentive note was recorded to additional paid in capital and is included in liabilities assumed.

The business combination of the Company and HCCA was accounted for as a reverse recapitalization of HCCA, since prior to the merger the Company was a shell corporation as defined under Rule 12b-2 of the Exchange Act. HCCA was treated as the accounting acquirer in this transaction due to the following factors:

1)	HCCA’s management pre-closing remained as the management of the Company post-closing;

2)	The members of the board of directors of HCCA pre-closing represent the majority of directors of the Company post- closing; and

3)	The majority of shares of the Company post-closing were still owned by HCCA shareholders, who represented 60% of the Company’s shares outstanding immediately after closing, if all shares subject to conversion in our post-closing tender offer actually convert to Series C (non-redeemable) common shares, and 65% of the Company’s shares outstanding if all shares subject to conversion do not convert to Series C shares and opt to receive their pro rata cash in trust at the time of the post-closing tender offer. Estimates of HCCA’s ownership do not include shares underlying warrants held by public investors and the Company’s sponsors restricted incentive shares held by management. However, HCCA shareholders would still have 51% of the Company’s shares post-closing when including shares underlying warrants and restricted shares and assuming all redeemable shares convert to Series C shares, and 54% of the Company’s shares post-closing if all shares subject to conversion do not convert to Series C shares and opt to receive their pro rata cash in trust at the time of the post-closing tender offer.

HEALTHCARE CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 30, 2013 and December 31, 2012 and for the Six-Month Period and Year Then Ended

4.	Restatement

The financial statements for 2012 have been revised to correct material errors in accounting for the Company’s sales, accounts receivable, cost of sales, accounts payable, capital leases, accrued rent and accrued taxes. In accordance with applicable Generally Accepted Accounting Principles (GAAP), the Company calculated and recognized adjustments accordingly.

On March 25, 2013, the Company filed with the Securities and Exchange Commission (“SEC”) its audited financial statements for the years ended December 31, 2012 and 2011. Following the discovery of various material errors the Company informed the SEC on May 9, 2013 that these financial statements could not be relied upon, and on May 15, 2013 filed its restated audited financial statements for the above-mentioned periods (First Restatement Financial Statements).

On September 19, 2013 following the discovery by management of additional material errors and misstatements in the First Restatement Financial Statements, the Company informed the SEC that the previously restated financials could not be relied upon and that the Company would review its financial statements in an attempt to discover all the material errors and misstatements that were included therein.

As part of this review, the Company engaged external consultants to review and investigate its books and records and other related transactions and activities for 2012 and 2011. As a result of this review, management concluded that it will be unable to complete its restated 2011 financial statements, due to lack of sufficient source documents and other information. In addition, the Company discovered various additional material errors and misstatements in the 2012 financial statements which were corrected in these restated financial statements.

HEALTHCARE CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 30, 2013 and December 31, 2012 and for the Six-Month Period and Year Then Ended

The following table represents the effects of the subsequent and first restated statements as of December 31, 2012:

	Subsequent	First
	Restatement	Restated	Original
	December 31, 2012	December 31, 2012	December 31, 2012

Accounts receivable	$1,126,846	$572,637	$1,220,065

Rebates receivable	$1,323,474	$1,323,474	$1,638,000

Other receivables	$40,867	$40,867	$40,867

Accounts payable	$4,431,366	$4,520,223	$1,514,857

Accrued expenses	$568,528	$453,057	$453,057

Note payable	$4,192,954	$4,947,613	$4,947,613

Redeemable preferred stock	$2,362,517	$458,800	$458,800

Warrant liability	$121,350	$518,587	$518,587

Common stock	$4,175,856	$3,556,056	$3,556,056

APIC	$150,000	$-	$-

Sales	$27,305,795	$28,663,284	$38,401,140

Cost of sales	$26,148,118	$24,068,906	$31,650,232

General and administrative expenses	$7,603,458	$7,299,603	$7,299,603

Interest expense	$(1,130,184)	$640,286	$640,286

Accumulated deficit	$(10,639,542)	$(8,937,860)	$(4,970,540)

Loss per share	$(0.19)	$(0.09)	$(0.02)

5.	Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements including disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period and accompanying notes. The Company’s critical accounting policies are those that are both most important to the Company’s financial condition and results of operations and require the most difficult, subjective or complex judgments on the part of management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Because of the uncertainty of factors surrounding the estimates or judgments used in the preparation of the financial statements, actual results could differ from these estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances have been eliminated in consolidation.

HEALTHCARE CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 30, 2013 and December 31, 2012 and for the Six-Month Period and Year Then Ended

Accounts Receivable

Accounts receivable represent amounts owed to the Company for products sold and services rendered net of an allowance for doubtful accounts. The Company grants unsecured credit to its customers. The Company continuously monitors the payment performance of its customers to ensure collections and minimize losses. Management does not believe that significant credit risks exist. An allowance for doubtful accounts is based upon the credit profiles of specific customers, economic and industry trends and historic payment experience. There is no allowance for doubtful accounts at June 30, 2013 and December 31, 2012.

Inventory

Inventories consist of finished pharmaceutical products and are recorded at the lower of cost or market, with the cost determined on a first-in, first-out basis. The Company periodically reviews the composition of inventory in order to identify obsolete, slow-moving or otherwise non-saleable items. If non-saleable items are observed and there are no alternate uses for the inventory, the Company will record a write-down to net realizable value in the period that the decline in values is first recognized.

Rebates

Pharmaceutical manufacturers offer rebates for selected brand drugs. The Company currently receives these rebates through a third party administrator. The rebates are considered earned when members (employees of customers) order the drugs. Rebates earned are paid to the Company by the third party administrator quarterly. Rebates earned are recognized as a reduction to cost of revenue. The portion of the rebate payable to customers is simultaneously recognized as a reduction of revenue. Management evaluates rebates receivable at the end of every reporting period and adjusts the amount reflected on the accompanying balance sheet to net realizable value. An adjustment is also made to the rebate payable to customers to correspond with any adjustment that applies to rebates receivable.

Property and Equipment

Property and equipment are stated at cost less accumulated amortization and depreciation. Leasehold improvements are amortized using the straight-line method over the shorter of the term of the lease or the estimated useful lives of the assets. Furniture and fixtures are depreciated using the straight-line method over the estimated useful lives of the assets of 5 years. Computer equipment and software are depreciated using the straight-line method over the estimated useful lives of the assets, which range from 3 to 5 years.

Internal-Use Software Development Costs

The Company capitalizes certain costs associated with the purchase and/or development of internal-use software, including its website. Generally, external and internal costs incurred during the application development stage of a project are capitalized. The application development stage of a project generally includes software design and configuration, coding, testing and installation activities. Training and maintenance costs are expensed as incurred. Upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality. Capitalized software costs are amortized using the straight-line method over the estimated useful life of the asst, which approximates 3 years.

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company assesses recoverability by determining whether the net book value of the related asset will be recovered through the projected undiscounted future cash flows of the asset. If the Company determines that the carrying value of the asset may not be recoverable, it measures any impairment based on the fair value of the asset as compared to its carrying value. During the six months ended June 30, 2013 and the year ended December 31, 2012, the Company did not record any impairment charges.

HEALTHCARE CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 30, 2013 and December 31, 2012 and for the Six-Month Period and Year Then Ended

Investments Held in Trust

The Company applies the provisions of ASC Topic 320-10, Investment – Debt and Equity, to account for investments held in trust, which comprise only of held-to maturity securities. Held-to-maturity securities are those securities, which the Company has the ability and intent to hold until maturity. Held-to-maturity securities are recorded at amortized cost on the accompanying balance sheets and adjusted for any amortization or accretion of premiums or discounts.

Deferred Financing Costs

Costs relating to obtaining the line of credit in April 2013 and the Bridge Notes in September 2012 have been capitalized and amortized over the term of the related debt using the straight line method. Amortization of deferred financing costs charged to interest expense was $686,631 and $254,993 in the six months ended June 30, 2013 and for the year ended December 31, 2013, respectively. The unamortized balance was $548,394 and $552,380 at June 30, 2013 and December 31, 2012, respectively.

Derivative Financial Instruments

The Company applies the provisions of ASC Topic 815-40, Contracts in Entity’s Own Equity (“ASC Topic 815-40”), under which convertible instruments and warrants, which contain terms that protect holders from declines in the stock price (reset provisions), may not be exempt from derivative accounting treatment. As a result, such warrants are recorded as a liability and are revalued at fair value at the end of each reporting period. Furthermore, under derivative accounting, the warrants are initially recorded at their fair value. If the fair value of the warrants exceeds the face value of the related debt, the excess is recorded as a change in fair value in the statement of operations on the issuance date.

Debt Discounts

Debt discounts are amortized using the effective interest rate method over the term of the related debt. The result achieved using the straight-line method is not materially different than those which would result using the effective interest method.

Share-Based Payments

Share-based payments to employees are measured at the fair value of the award on the date of grant based on the estimated number of awards that are ultimately expected to vest. The compensation expense resulting from such awards is recorded over the vesting period of the award in selling, general and administrative expenses on the accompanying consolidated statements of operations.

Share-based payments to non-employees for services rendered are recorded at either the fair value of the services rendered, or the fair value of the awards, whichever is more readily determinable. The expense resulting from such awards is marked to market over the vesting period of the award in selling, general and administration expenses on the accompanying consolidated statements of operations.

HEALTHCARE CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 30, 2013 and December 31, 2012 and for the Six-Month Period and Year Then Ended

Revenue Recognition

The Company typically enters into annual renewable agreements with its customers to provide pharmacy benefit management on a fixed price or self-insured basis. The Company records revenues from all its current contracts with customers gross as the Company acts as principal based on the following factors: 1) the Company has a separate contractual relationship with its customers and with its claims adjudicator to whom the Company pays the costs of the prescription drugs consumed by its customers (the claims), 2) the Company through its claim adjudicator is responsible to validate and manage the claims, and 3) the Company bears the credit risk for the amount due from the customers. Revenues are recorded monthly as earned. The Company also operates a mail order pharmacy that services plan members. All revenues and associated costs from dispensing drugs by the mail order pharmacy to our plan members, excluding the members’ co-pay are eliminated as inter-company revenues. Some of the contracts contain terms whereby the Company makes certain financial guarantees regarding prescription costs. Actual performance is compared to the guaranteed measure throughout the period and accruals are recorded as an offset to revenue if the Company fails to meet a financial guarantee.

Cost of Sales

Cost of sales includes claim payments for both fixed- price and self-insured programs, administrative fees paid for processing the claims to the claims adjudicator and, the cost of prescription drugs of the mail order pharmacy.

Advertising Expenses

Advertising expenses are expensed as incurred and included in selling, general and administrative expenses on the accompanying statements of operations. Advertising expenses were approximately $68,000 and $143,000 for the six months ended June 30, 2013 and year ended December 31, 2012, respectively.

Income Taxes

The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. A valuation allowance is established when realization of net deferred tax assets is not considered more likely than not.

Uncertain income tax positions are determined based upon the likelihood of the positions being sustained upon examination by taxing authorities. The benefit of a tax position is recognized in the consolidated financial statements in the period during which management believes it is more likely than not that the position will not be sustained. Income tax positions taken are not offset or aggregated with other positions. Income tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of income tax benefit that is more than 50 percent likely of being realized if challenged by the applicable taxing authority. The portion of the benefits associated with income tax positions taken that exceeds the amount measured is reflected as income taxes payable.

The Company recognizes interest related to uncertain tax positions in interest expense. The Company recognizes penalties related to uncertain tax positions in income tax expense.

Fair Value Measurements

The Company applies recurring fair value measurements to its derivative instruments in accordance with ASC 820, Fair Value Measurements. In determining fair value, the Company uses a market approach and incorporates assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation techniques. These inputs can be readily observable, market corroborated or generally unobservable internally-developed inputs. Based upon the observability of the inputs used in these valuation techniques, the Company’s derivative instruments are classified as follows:

HEALTHCARE CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 30, 2013 and December 31, 2012 and for the Six-Month Period and Year Then Ended

Level 1:	The fair value of derivative instruments classified as Level 1 is determined by unadjusted quoted market prices in active markets for identical assets or liabilities that are accessible at the measurement date.

Level 2:	The fair value of derivative instruments classified as Level 2 is determined by quoted market prices for similar assets or liabilities in active markets, quoted market prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data.

Level 3:	The fair value of derivative instruments classified as Level 3 is determined by internally-developed models and methodologies utilizing significant inputs that are generally less readily observable from objective sources.

The Company’s valuation methodology for warrants classified as derivative liabilities qualifies as a level 2 fair value measurement since it is determined using internally developed models and analysis.

At June 30, 2013 the Company had 2,000,000 warrants exercisable into its Class C shares that were issued in connection with Selway’s initial public offering (“Selway IPO Warrants”). These warrants are publicly traded and are classified as liabilities. Additionally, HCCA issued 296,250 warrants in connection with the Bridge Financing with identical terms as the Selway IPO Warrants. The Company has valued all of these warrants as June 30, 2013 based on the closing price of the Selway IPO Warrants. Because the market for the Selway IPO Warrants is not active, the valuation is classified as a Level 2 measurement. These warrants are exercisable at $7.50 a share and expire on November 7, 2016.

The table below presents the Company’s fair value hierarchy for those derivative instruments measured at fair value on a recurring basis as of June 30, 2013:

	Level 1	Level 2	Level 3	Total

Warrants	$-	$3,559,188	$-	$3,559,188

Total derivative liabilities	$-	$3,559,188	$-	$3,559,188

The table below presents the Company’s fair value hierarchy for those derivative instruments measured at fair value on a recurring basis as of December 31, 2012:

	Level 1	Level 2	Level 3	Total

Warrants	$-	$121,350	$-	$121,350

Total derivative liabilities	$-	$121,350	$-	$121,350

Fair Value of Financial Instruments

The fair values of cash and cash equivalents, accounts receivable, rebates receivable and accounts payable approximate their carrying values due to the short-term nature of the instruments. The fair values of long-term debt and revolving loans approximates their carrying value due to their variable interest rates. The fair value of investments held in trust is not materially different than its carrying value because of the short-term nature of the investments.

Risks and Concentrations

The Company utilizes the services of a single claims adjudicator. If there is an adverse situation in this relationship, the Company’s mail order pharmaceutical fulfillment services would be ineffective until a replacement claims adjudicator was obtained.

HEALTHCARE CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 30, 2013 and December 31, 2012 and for the Six-Month Period and Year Then Ended

Approximately 12% of the Company’s 2012 revenues were derived from one customer. Revenues from this customer were 10% of our revenues for the six month period ended June 30, 2013. No amounts were due from this customer at June 30, 2013 or December 31, 2012. In addition, one of the reseller’s customers accounted for approximately 14% of the Company’s revenue for the six month period ended June 30, 2013 as well as approximately 14% of the Company’s revenue for the year ended December 31, 2012. Amounts due from this customer represented 32% and 46% of accounts receivable at June 30, 2013 and December 31, 2012, respectively.

Cash and Cash Equivalents

The Company considers all cash in bank, money market funds and certificates of deposit with an original maturity of less than three months to be cash equivalents. The Company maintains its cash and cash equivalents in one financial institution. Cash balances on hand at this financial institution may exceed the insurance coverage provided to the Company by the Federal Deposit Insurance Corporation at various times during the year.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share are determined in the same manner as basic earnings (loss) per share, except that the number of shares is increased to include potentially dilutive securities using the treasury stock method. Because the Company incurred a net loss in all periods presented, all potentially dilutive securities were excluded from the computation of diluted loss per share because the effect of including them is anti-dilutive.

	Six Months Ended	Year Ended
	June 30, 2013	December 31, 2012
Basic and Diluted:
Net loss	$(14,066,292)	$(7,575,965)
Less: Deemed dividend to preferred stockholders	(3,532,858)	-
Net loss attributable to common stockholders	$(17,599,150)	$(7,575,965)
Weighted average shares	6,851,819	38,939,909
Basic loss per common share	$(2.57)	$(0.19)

The following table summarizes the number of shares of common stock attributable to potentially dilutive securities outstanding for each of the periods which are excluded in the calculation of diluted loss per share:

	Six Months Ended	Year Ended
	June 30, 2013	December 31, 2012
Dilutive Potential Common Shares
Warrants	$3,314,023	$1,585,833
Restricted stock awards	-	75,292
Convertible notes payable	-	2,666,667

Reclassification

Certain previously reported amounts have been reclassified to conform to the presentation used in the June 30, 2013 financial statements.

6.	Property and Equipment

Property and equipment is as follows:

	June 30, 2013	December 31, 2012

Furniture, fixtures and equipment	$1,606,404	$1,374,126
Leasehold improvements	25,260	10,162
	1,631,664	1,384,288
Accumulated depreciation and amortization	(394,930)	(270,233)

Net property and equipment	$1,236,734	$1,114,055

HEALTHCARE CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 30, 2013 and December 31, 2012 and for the Six-Month Period and Year Then Ended

Amortization and depreciation is approximately $124,700 and $206,000 for the six months ended June 30, 2013 and 2012.

7.	Software, net

Software, net is as follows:

	June 30, 2013	December 31, 2012

Software costs	$294,109	$-
Accumulated amortization	(31,967)	-

Net software costs	$262,142	$-

Amortization expense was approximately $32,000 for the six month period ended June 30, 2013.

8.	Investments Held in Trust

Following the initial public offering (“IPO”) of Selway in November 2011, a total of $20.6 million was placed in a trust account maintained by American Stock Transfer & Trust Company, as trustee. None of the funds held in the trust were to be released from the trust account, other than interest income, net of taxes, until the earlier of (i) consummation of an acquisition and (ii) redemption of 100% of the public shares sold in the IPO if Selway failed to consummate an acquisition by May 14, 2013.

On April 10, 2013, Selway closed the acquisition of HCCA through the Merger (see Notes 1 and 3). At the time of the Merger, holders of 1,160,035 shares of redeemable common stock decided not to redeem their shares and accordingly approximately $11,948,000 was released from the escrow. As per the certificate of incorporation of Selway, the remaining balance of the trust account of approximately $8,652,000 was used to redeem the remaining 839,965 redeemable common shares through a tender offer which closed on August 15, 2013. The amount in trust can be invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less. During the six months ended June 30, 2013, the United States government securities were in an account at Wells Fargo Bank, while the cash amount was in a JP Morgan Chase cash account. The United States government securities matured and the total trust balance of $8,652,482 was in cash.

The Company classified its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments – Debt and Equity Securities.” Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet and adjusted for the amortization or accretion of premiums or discounts.

9.	Deferred Financing Costs

Deferred financing costs are as follows:

Balance January 1, 2013	$-
Costs incurred for line of credit for the six months ended June 30, 2013	615,754
Amortization for the six monthes ended June 30, 2013	(67,360)

Balance June 30, 2013	$548,394

HEALTHCARE CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 30, 2013 and December 31, 2012 and for the Six-Month Period and Year Then Ended

10.	Accrued Expenses

Accrued expenses are as follows:

	June 30, 2013	December 31, 2012

Accrued severence costs*	$750,000	$-
Accrued rebates	364,196	77,329
Accrued registration rights penalties**	592,000	-
Accrued professional fees	290,777	50,000
Accrued expenses other	431,060	441,199

	$2,428,033	$568,528

*	Payable to a former executive of the Company.

**	Estimated penalties relating to late registration of shares of common stock in connection with the bridge notes.

11.	Line of Credit

On April 11, 2013, the wholly-owned subsidiaries of HCCA, entered into a credit and security agreement for a secured revolving credit facility with an initial aggregate credit limit of $5,000,000. The facility has a term of 3 years, through April 11, 2016, during which the loan proceeds are to be used solely for working capital. The facility was terminated in September 2013 due to the Company’s inability to meet certain financial covenants and all outstanding balances under the line were repaid. The outstanding amount on the line of credit as of June 30, 2013 was $534,343.

12.	Bridge Notes

On September 12, 2012, the Company completed a bridge financing (the “Bridge Financing”) consisting of 59.25 units, each unit consisting of 10,000 preferred shares, 5,000 warrants and a promissory note with a face value of $100,000. At the time of the transaction, the value of the units was allocated as follows: Preferred Stock was recorded at a value of $2,362,517, the warrants were recorded as a warrant liability of $82,726 and the notes were recorded at a value of $3,479,757, reflecting a loan discount of $2,445,242. In addition, the Company incurred loan fees amounting to $673,229. The Company recorded interest expense associated with the amortization of the loan discount and the loan fees through the Merger date.

At the time of the Merger, holders of all of the issued and outstanding shares of preferred stock of HCCA, by virtue of the Merger, had each of their shares of preferred stock of HCCA converted into the right to receive a proportional amount of 592,500 shares of the Company’s Series C common stock and warrants to purchase 296,250 shares of the Company’s Series C common stock. In accordance with the terms of the promissory notes issued in the Bridge Financing, at the time of the Merger, notes in the aggregate amount of $3,159,592 (including principal and interest accrued to date) were converted into 315,959 shares of the Company’s Series C common stock and notes in the aggregate principal amount of $3,025,000 were repaid in full.

13.	Long-Term Debt

Incentive Notes

Upon consummation of the merger (see Note 3), Holders of all of the issued and outstanding shares of common stock of HCCA immediately prior to the time of the Merger had each of their shares of common stock of HCCA converted into the right to receive a proportional amount of 5,200,000 shares of the Company’s Series C common stock and promissory notes with an aggregate face value of $7,500,000 (collectively, the “Closing Payment”).

In addition, the Company issued to its management $2,500,000 of Management Incentive Notes and paid fees in connection with the transaction by issuing promissory notes having an aggregate principal amount of $500,000, which reflects five percent of all promissory notes issued in the transaction.

The above described notes with an aggregate face value of $10,500,000 have identical terms and conditions, are non-interest bearing and are subordinated to all senior debt of the Company in the event of a default under such senior debt. The notes will be repaid from 25% of the Company’s free cash-flow (defined as in the notes) in excess of $2,000,000. The Company will be obligated to repay such notes if, among other events, there is a transaction that results in a change of control of the Company.

HEALTHCARE CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 30, 2013 and December 31, 2012 and for the Six-Month Period and Year Then Ended

The notes were recorded at their estimated present value, based on the estimated time of repayment discounted to the balance sheet date. The Company will continue to re-evaluate its estimates on a periodic basis and adjust the present value of the notes accordingly. Of the Management Incentive Notes, $222,477, net of discount vested immediately and $395,514 is being recognized as management incentive compensation over the estimated payment periods.

June 30, 2013

Shareholder notes	$7,500,000
Placement notes	500,000
Management incentive notes	2,500,000

10,500,000
Less debt discount	(7,728,486)

$2,771,514

Future maturities of the Incentive Notes based on the Company’s estimates are as follows:

June 30,

2014	$-
2015	-
2016	399,000
2017	1,789,000
2018	3,622,000
Thereafter	4,690,000

$10,500,000

Capital Leases

The Company has entered into capital lease agreements for equipment, which expire at various dates through November 2019. The assets capitalized under these leases and associated accumulated depreciation at June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013	December 31, 2012

Furniture and equipment	$1,007,735	$584,638
Accumulated depreciation	(250,821)	(153,937)

	$756,914	$430,701

HEALTHCARE CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 30, 2013 and December 31, 2012 and for the Six-Month Period and Year Then Ended

Amortization of capital leases is included in depreciation expense.

Minimum future lease payments under capital lease obligations as of June 30, 2013 are as follows:

Year Ended June 30,

2014	$256,257
2015	242,040
2016	209,938
2017	158,814
2018	106,617
Thereafter	50,640

Total future minimum lease payments	1,024,306
Less amount representing interest	(176,225)
Present value of net minimum lease payments	848,081
Less current portion	(189,989)

$658,092

14.	Redeemable Securities

Redeemable common stockholders are entitled to redeem all or a portion of such shares in connection with the Company’s initial Business Transaction, as defined in the Company’s Certificate of Incorporation, and are entitled to share ratably in the trust account, including the deferred underwriting discounts and commissions and accrued but undistributed interest, net of (i) taxes payable, (ii) interest income earned on the trust account (approximately $10.30 per share) and (iii) a pro rata share of the trust account released to the Company for each Share converted to a Series C Share upon completion of a Business Transaction. As of June 30, 2013, there were 839,965 shares of Series B common stock outstanding which are subject to redemption. These shares were redeemed from the trust account on August 15, 2013

15.	Stockholders’ Equity

The Company is authorized 30,000,000 shares of common stock, par value $.0001, which shares may, but are not required to, be designated as part of one of three series, callable Series A, callable Series B and Series C shares. The holders of all common shares shall possess all voting power and each share shall have one vote.

Series A – Holders of shares of Series A Common Stock are entitled to cause the Corporation to redeem all or a portion of their shares in connection with an acquisition transaction. If the holders of Series A Common Stock do not elect to have their shares redeemed, then they will automatically be converted to Series B Common Stock. As of June 30, 2013 there are no outstanding Series A Common Stock.

Series B – Holders of shares of Series B Common Stock have the same rights as Series A Common Stock, except Series B Common Stock cannot be issued until such time as all outstanding shares of Series A Common Stock are converted to Series B Common Stock. The holders of Series B Common Stock have the right to participate in a Post-Acquisition Tender Offer or Post-Acquisition Automatic Trust Liquidation. As of June 30, 2013 there are 839,965 shares of Series B Common Stock outstanding, which are accounted for as shares subject to redemption on the balance sheet.

Series C – Holders of shares of Series C Common Stock have the same rights as Series A Common Stock, except holders of Series C Common Stock are not entitled to (1) cause the Corporation to redeem all or a portion of such Series C Common Stock in connection with the Acquisition Transaction, (2) share ratably in the Trust Account or (3) participate in a Post-Acquisition Tender Offer or Post-Acquisition Automatic Trust Liquidation. As of June 30, 2013, there are 8,953,494 shares of Series C Common Stock outstanding.

HEALTHCARE CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 30, 2013 and December 31, 2012 and for the Six-Month Period and Year Then Ended

The Series A Common Stock, Series B Common Stock and Series C Common Stock will be automatically consolidated into one series of Common Stock after the consummation of the Post-Acquisition Tender Offer or Post-Acquisition Automatic Trust Liquidation. The consolidation shall be on a one-for-one basis of the then outstanding shares of each series of common stock. Following the automatic consolidation, only one series of Common Stock will be authorized, which will be referred to as “Common Stock,” which occurred after June 30, 2013.

Prior to the merger the Company’s operations were conducted under the HCCA corporate entity (See Note 1). HCCA had authorized 50,000,000 shares of common stock, no par value. Upon the merger, every 7.6923 HCCA shares of common stock were exchanged into 1 share of the Company’s common stock.

During 2012, the Company issued 2,120,200 shares of common stock with a fair value range of $0.01 to $0.31. These shares are freely tradable.

During 2012, the Company settled a suit with a shareholder to repurchase 500,000 shares of its common stock. These shares were recorded as a stock redemption for $100,000 and the shares were received in February 2013. In February 2013, these shares were issued to employees in recognition of service performed and an expense of $480,000 was recorded representing the estimate fair value of the shares issued.

As part of the Merger, 750,000 restricted shares of stock were issued to certain members of management. The shares were valued at $7.30, the share price at the date of the merger. 400,000 shares vested immediately and the remaining vest through June 30, 2015. In the period ending June 30, 2013, the Company recorded an expense of $2,920,000 for the shares that vested on the date of the Merger and $283,889 for the shares that vest through June 30, 2015.

16.	Income Taxes

There was no provision (benefit) for income taxes for the six months and year ended June 30, 2013 and December 31, 2012.

Deferred tax assets are as follows:

	June 30, 2013	December 31, 2012

Loss carryforwards	$6,363,018	$2,064,222
Intangible assets	81,000	44,000
Accrued expenses	1,060,000	1,060,000
Stock based compensation	209,904	-
Fixed assets	7,409	(14,120)
Less valuation allowance	(7,721,331)	(3,154,102)

Total net deferred tax assets	$-	$-

The valuation allowance was increased by $4,567,229 during the six months ended June 30, 2013 and $2,575,828 for the year ended December 31, 2012. The valuation allowance was increased due to uncertainties as to the Company’s ability to generate sufficient taxable income to utilize the net operating loss carry forwards and other deferred income tax items.

HEALTHCARE CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 30, 2013 and December 31, 2012 and for the Six-Month Period and Year Then Ended

A reconciliation of income taxes at the U.S. federal statutory rate to the income expense is as follows:

	Six Months and Year Ended
	June 30, 2013	December 31, 2012
U.S. Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(5.9)	(5.9)
Permanent differences	(0.20)	0.20
Interest expense	7.90	-
Change in valuation allowance	32.2%	39.7%

Effective tax rate	-%	-%

The Company’s ability to utilize the net operating loss carry forwards in future years may be significantly limited in accordance with the provisions of Section 382 of the Internal Revenue Code, because of the changes in ownership that have occurred. The Company’s NOL may be further limited should there be any further changes in ownership. As defined in Section 382 of the Internal Revenue Code, the Company who has undergone, or may undergo in the future, a greater than fifty percent ownership change as a result of financing initiatives. Consequently, there may be limitations on the amount of the Company’s NOLs which may be utilized to offset future taxable income in any one year.

At June 30, 2013, the Company had federal and state net operating loss carry forwards (“NOLs”) of approximately $15,900,000. The federal net operating loss carry forwards will begin to expire in the year 2035.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued ASC 740-10, Uncertainty in Income Taxes, which defines the threshold for recognizing the benefits of tax-return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authorities. This statement also requires explicit disclosure requirements about a Company’s uncertainties related to their income tax position, including a detailed roll forward or tax benefits taken that do not qualify for financial statement recognition. The Company files income tax returns in the U.S. federal jurisdiction and New Jersey. The Company’s tax years open to examination for federal and state are from 2009. The Company has no amount recorded for any unrecognized tax benefits as of June 30, 2013 and December 31, 2012 nor did the Company record any amount for the implementation of ASC 740-10-25. The Company’s policy is to record estimated interest and penalty related to the underpayment of income taxes for unrecognized tax benefits as a component of its income tax provision. During the period ended June 30, 2013 and year ended December 31, 2012 the Company did not recognize any interest or penalties accrued for unrecognized tax benefits.

17.	Commitments and Contingencies

Operating Leases

The Company has certain non-cancelable operating leases for facilities and equipment that expire over the next four years. Future minimum payments for non-cancelable operating leases are as follows as of June 30, 2013:

Minimum Rental Payments

2014	$207,764
2015	206,251
2016	217,740
2017	146,520

$778,275

Rent expense for the six months ended June 30, 2013 and for the year ended December 31, 2012 was $96,468 and $186,733, respectively.

Employment Agreements

As of June 30, 2013, the Company had entered into employment agreements with senior officers and other members of management. The agreements specify aggregate guaranteed annual salaries of $2.4 million for each year of employment and extended through May 2017. The agreements allowed the Company to terminate these individuals for cause and not for cause. Depending on the terms of the individual contract upon termination without cause the Company would either be required to continue to pay salary through the original term of the contract or pay severance, typically one year of salary.

From September 2013 to January 2014, the Company terminated agreements representing $1 million in annual compensation. The Company made severance payments of $120,000 and in one case replaced an existing agreement with an annual consulting agreement that renews annually and permits the Company to terminate at any time with 90 days notice.

HEALTHCARE CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 30, 2013 and December 31, 2012 and for the Six-Month Period and Year Then Ended

As of June 30, 2013, the Company entered into employment contracts or employment arrangement letters with certain members of management that among other things committed the Company to issuing approximately 650,000 stock options. Subsequent to June 30, 2013, the Company entered into additional arrangements committing to issue an additional 841,000 of stock options. The Company does not currently have a stock option plan and these stock options will be granted at the time the stock option plan is appropriately established.

Litigation

During 2012, the Company filed a lawsuit against its past adjudicator of claims for overcharges, over payment on claims, errors and misclassifications, and rebates owed from drug manufacturers claiming damages of over $5 million. Additionally, the Company has recorded an expense for the amount owed for claims payable. The adjudicator of claims filed a counterclaim for amounts it claims are owed to it by the Company.

In August 2013, the Company settled the suit with the claims adjudicator. Under the terms of the settlement the Company agreed to pay the claims adjudicator $2.7 million over 15 months commencing in September 2013. This amount was recorded as a liability as of December 31, 2012, in accounts payable.

On August 14, 2012, the Company entered into an agreement with a shareholder to buy back 500,000 shares of common stock for $100,000. The order also called upon the payment of $50,000 in legal fees. As of December 31, 2012, the Company had not received the 500,000 shares of common stock but had paid the settlement. The Company received these shares in February 2013. A stock redemption was recorded on December 31, 2012 in the amount of $100,000.

HEALTHCARE CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 30, 2013 and December 31, 2012 and for the Six-Month Period and Year Then Ended

18.	Selected Financial Data (unaudited)

Six months ended
June 30, 2012

Revenue	$10,056,735
Gross profit	$426,730
Loss before income taxes	$(2,490,381)
Net loss	$(2,495,461)
Basic and diluted net income per share	$(0.07)
Weighted average number of shares outstanding	37,897,909

19.	Related Party

Otis Fund, a company controlled by a former consultant, who owns in excess of 5% of the Company’s outstanding shares, has a consulting agreement to provide marketing and sales services to HCCA. The contract was due to expire on January 2, 2017; however the Company terminated the agreement for cause in September 2013. The annual fees related to these services were $360,000.

In September 2012, 2,068,200 shares were issued to two entities believed to be controlled by this former consultant of the Company. The Company is currently investigating the circumstances under which these shares were issued to the two entities. The Company recorded a charge in 2012 equal to the shares of $641,142 as general and administrative expense.

20.	Subsequent Events

On July 15, 2013, the Company entered into a $5 million Loan agreement with Partners For Growth III LP (“PFG”). On October 15, 2013 PFG notified the Company of events of Default. On December 31, 2013, the Company and PFG entered into a forbearance waiver and modification agreement to the Loan agreement.

The Company issued a total of 555,000 warrants to PFG in connection with the loan agreement and the forbearance waiver and modification agreement.

On August 15, 2013, the Company completed the purchase, through a tender offer, of 839,965 Series B shares of Common Stock in consideration for approximately $8.65 million (see Notes 8 and 14). Upon the completion of the tender offer and pursuant to the Company’s certificate of incorporation, all three classes of common stock A, B and C were consolidated into one class of common stock.

On September 26, 2013, the Company terminated its line of credit.

On November 7, 2013, the Company’s Board of Directors decided to change the Company’s fiscal year end from June 30 to December 31.

On December 31, 2013, the Company entered into a securities purchase agreement (the “SPA”) with certain purchasers (each a “Purchaser” and collectively, the “Purchasers”) named therein and Chardan Capital Markets, LLC (“Agent”) as administrative and collateral agent. Pursuant to the SPA, the Company issued $2,112,500 of Junior Secured Convertible Term Notes (the “Notes”), which Notes are convertible into shares of the Company’s common stock at an initial fixed conversion price equal to $1.50 per share. The Purchasers of Notes also received warrants (the “Warrants”) to purchase one share for every $1.50 of Notes purchased by such Purchaser. The Company completed the initial closing of a private placement of Notes and Warrants under the SPA on December 31, 2013, and may continue to make subsequent placements under the SPA until it has placed an aggregate of $6,000,000 in Notes under the SPA or the date that is 30 days after the date of such initial closing (the private placements under the SPA are collectively referred to as the “Private Placement”).

In connection with the Private Placement the Company agreed to pay the Agent a fee representing 9% of the principal amount of the Notes plus the $500,000 additional loan from the Lender, less $250,000, or $2,362,500. The fee was paid in the form of additional Notes (with a pro rata number of warrants) in the amount of $212,625 (for total principal amount of Notes equal to $2,325,125).

In connection with the issuance of the Notes under the SPA, the Company issued warrants to purchase an aggregate of 1,550,083 shares of common stock (including warrants to purchase 141,750 shares issued to the Agent for its fees), at an exercise price of $3.00 per share (the “Exercise Price”), at any time on or prior to December 31, 2018 (the “Warrants”). The Warrants may also be exercised on a cashless basis.

The Company and its subsidiaries entered into a Master Security Agreement with the Agent pursuant to which the Company and its subsidiaries agreed to secure the payment of all obligations under the Notes by granting and pledging to the Agent a continuing security interest in all of the Company’s and its subsidiaries’ property now owned or at any time hereafter acquired by them.

