Form 10-Q
period 2013-09-30
Healthcare Corp of America
filed 2014-03-21
CIK 1514682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

Commission File Number: 000-54527

HEALTHCARE CORPORATION OF AMERICA

(Exact name of the registrant as specified in its charter)

Delaware	27-4563770
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

66 Ford Road, Suite 230 Denville, New Jersey	07834
(Address of principal executive offices)	(Zip Code)

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

Yes ☒ No ☐

Number of shares of common stock outstanding as of March 20, 2014: 8,832,692

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Healthcare Corporation of America

Consolidated Financial Statements

As of September 30, 2013

HEALTHCARE CORPORATION OF AMERICA

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2013 and June 30, 2013

	September 30, 2013	June 30, 2013
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$3,434,173	$1,792,026
Accounts receivable	1,848,006	1,251,579
Inventory	527,011	442,945
Rebates receivable	1,829,598	1,574,659
Prepaid expenses and other current assets	314,308	322,638

Total current assets	7,953,096	5,383,847
Property and equipment, net	1,217,471	1,236,734
Investment held in trust	-	8,652,482
Deferred financing costs, net	314,691	548,394
Software, net	326,928	262,142
Other assets	424,857	443,251

Total assets	$10,237,043	$16,526,850

Liabilities, Redeemable Securities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$6,104,688	$5,214,355
Accrued expenses	3,061,762	2,428,033
Deferred revenue	1,144,052	495,286
Senior Convertible Note, net of debt discount	3,267,057	-
Line of credit	-	534,343
Current portion of capital leases	214,242	189,989
Other current liabilities	17,193	162,387

Total current liabilities	13,808,994	9,024,393

Incentive Notes	2,959,395	2,771,514
Capital leases, net of current portion	630,261	658,092
Derivative liabilities	3,444,376	3,559,188
Other liabilities	49,724	143,546

Total liabilities	20,892,750	16,156,733

Commitments and contingencies

Redeemable securities:
Redeemable common stock, $.001 par value; 839,965 shares issued and outstanding	-	8,651,639

Total redeemable securities	-	8,651,639

Stockholders’ deficit:

Common stock, $.0001 par value; 30,000,000 shares authorized; 8,953,494 shares issued and outstanding at September 30, 2013 and June 30, 2013	895	895
Additional paid-in capital	18,752,332	16,423,417
Accumulated deficit	(29,408,934)	(24,705,834)

Total stockholders’ deficit	(10,655,707)	(8,281,522)

Total liabilities, redeemable securities and stockholders’ deficit	$10,237,043	$16,526,850

The accompanying notes are an integral part of these condensed financial statements.

HEALTHCARE CORPORATION OF AMERICA

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

For the Three Months Ended September 30, 2013 and September 30, 2012

(Unaudited)

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012

Sales	$16,715,144	$7,817,435
Cost of sales	15,762,918	7,506,873

Gross Profit	952,226	310,562

Operating expenses:
Selling, general and administrative	4,545,929	2,189,392
Loss from operations	(3,593,703)	(1,878,830)

Other income (expense):
Interest expense	(1,224,209)	(127,026)
Change in fair value of derivative liabilities	114,812	-

Total other income (expense)	(1,109,397)	(127,026)

Loss before provision for income taxes	(4,703,100)	(2,005,856)

Provision for income taxes	-	-

Net loss	$(4,703,100)	$(2,005,856)

Earnings per share:
Basic and diluted loss per share	$(0.53)	$(0.05)

Weighted average number of shares outstanding	8,953,494	40,000,009

The accompanying notes are an integral part of these condensed financial statements.

HEALTHCARE CORPORATION OF AMERICA

Consolidated Statement of Redeemable Securities and Stockholders' Deficit

For the Three Months Ended September 30, 2013

(Unaudited)

			Stockholders’ Defecit
	Redeemable Common Stock		Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Defecit	Deficit

Balance at July 1, 2013	839,965	$8,651,639	8,953,494	$895	$16,423,417	$(24,705,834)	$(8,281,522)
Recognition of beneficial conversion feature on the senior convertible note					$654,144		$654,144
Issuance of equity warrants in connection with the senior convertible note					$1,154,144		$1,154,144
Issuance of equity warrants in connection with line of credit					$88,730		$88,730
Purchase of redeemable common stock	(839,965)	$(8,651,639)					$-
Cancelation of accrued underwriters fees					$148,008		$148,008
Stock based compensation					$283,889		$283,889
Net loss	-	-	-	-	-	(4,703,100)	(4,703,100)
Balance at September 30, 2013	-	$-	8,953,494	$895	18,752,332	$(29,408,934)	$(10,655,707)

The accompanying notes are an integral part of these condensed financial statements.

HEALTHCARE CORPORATION OF AMERICA

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended September 30, 2103 and September 30, 2012

(Unaudited)

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
Cash used in operating activities:
Net loss	$(4,703,100)	$(2,005,856)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	101,598	52,000
Non cash interest expense	1,097,641	25,499
Stock-based compensation	283,889	-
Note-based compensation	18,394	-
Common stock issued to consultant	-	641,642
Mark to market adjustment on warrant liability	(114,812)	-
Changes in assets and liabilities:
Accounts receivable	(596,427)	(1,663,837)
Rebates receivable	(254,939)	157,497
Inventory	(84,066)	(62,823)
Prepaid expenses and other current assets	8,330	2,141
Accounts payable and accrued expenses	1,252,062	2,301,974
Deferred revenues	648,766	(250,000)
Other	(2,278)	(26,042)

Total cash used in operating activities	(2,344,942)	(827,805)

Cash used in investing activities:
Purchase of property, equipment and software	(104,513)	(94,426)

Total cash used in investing activities	(104,513)	(94,426)

Cash from financing activities:
Proceeds from cash released from trust	8,652,482	-
Redemption of common stock	(8,651,639)	-
Proceeds from notes payable	5,000,000	5,925,000
Repayments on line of credit	(534,343)	-
Debt costs	(328,712)	(631,106)
Payments of capital leases	(46,186)	(30,222)

Total cash provided by financing activities	4,091,602	5,263,672

Net increase (decrease) in cash	1,642,147	4,341,441

Cash, beginning of period	1,792,026	488,801

Cash, end of period	$3,434,173	$4,830,242

The accompanying notes are an integral part of these condensed financial statements.

(Continued)

HEALTHCARE CORPORATION OF AMERICA

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

For the Three Months Ended September 30, 2013 and September 30, 2012

(Unaudited)

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
Supplemental disclosures:

Interest	$126,568	$101,527

Income taxes	$-	$-

Conversion of other loans payable to equity	$-	$-

Equipment purchases under capital leases	$42,608	$-

Cost of raising capital written off against paid-in capital	$-	$-

Cancellation of accrued underwriters' fees	$148,008	$-

The accompanying notes are an integral part of these condensed financial statements.

HEALTHCARE CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2013 and June 30, 2013 and for the Three Months Ended September 30, 2013 and September 30, 2012

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

The Company has a working capital deficit and a history of recurring losses and negative cash flows from operating activities. As of September 30, 2013 and June 30, 2013, the Company has a working capital deficit of $5,855,898 and $3,640,546, respectively and stockholders’ deficit of $10,655,707 and $8,281,522, respectively. During the three months ended September 30, 2013 and the six months ended June 30, 2013, the Company incurred net losses of $4,703,100 and $14,066,292, respectively, and negative cash flows from operating activities of $2,344,942 and $4,784,185, respectively. Collectively, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

HEALTHCARE CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of September 30, 2013 and June 30, 2013 and for the Three Months Ended September 30, 2013 and September 30, 2012

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

The Earn-out Payment Shares, if any, will be issued as follows: (i) 1,400,000 shares if the Company achieves consolidated gross revenue of $150,000,000 for the twelve months ended March 31, 2014 or June 30, 2014; and (ii) 1,400,000 shares if the Company achieves consolidated gross revenue of $300,000,000 for the twelve months ended March 31, 2015 or June 30, 2015. In the event the Company does not achieve the first earn-out threshold, but does achieve the second earn-out threshold, then all of the Earn-out Payment Shares shall be issued. If the Company consolidates, merges or transfers substantially all of its assets prior to June 30, 2015 at a valuation of at least $15.00 per share, then all of the Earn-out Payment Shares not previously paid out shall be issued immediately prior to such transaction. If, prior to achieving either earn-out threshold the Company acquires another business in exchange for its equity or debt securities, then any remaining earn-out thresholds may be adjusted by the independent members of the Company’s board of directors at their sole discretion. The Company estimates that it will not achieve any of the abovementioned revenue targets and therefore no provision has been made for the Earn-out Payment Shares.

The Agreement required 10% of the consideration, or 520,000 shares of the Company’s Series C common stock and promissory notes with a face value of $750,000 to be held in escrow for a period of one year. As a result of the investigation and subsequent restatement, in December 2013 these shares of stock and promissory notes were returned to the Company. Also in December 2013, the rights to additional proceeds from the exercise of certain warrants issued to Selway Capital Holdings, LLC as part of the merger were cancelled.

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

HEALTHCARE CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of September 30, 2013 and June 30, 2013 and for the Three Months Ended September 30, 2013 and September

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

In connection with the Bridge Financing, HCCA executed a registration rights agreement that required it to register the shares underlying the Bridge Financing if the transaction was completed. The agreement required HCCA to file a registration statement within 60 days of the completion of the transaction with Selway and have the registration statement declared effective within 120 days. The agreement requires damages of 1% per month of the Bridge Financing, capped at 10%, for each month the Company does not comply with the requirement. As a result of the restatements and investigation (see the Company’s financial statements for the six month period ending June 30, 2013), the Company concludes that it is probable it will not file a registration statement and have declared within the period required and estimates that it will incur the maximum damages under the agreement. The Company recorded $592,500 to interest expense for the period ended June 30, 2013. This amount is included in accrued expenses as of September 30, 2013.

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

HEALTHCARE CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of September 30, 2013 and June 30, 2013 and for the Three Months Ended September 30, 2013 and September

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

The business combination of the Company and HCCA was accounted for as a reverse recapitalization of HCCA, since prior to the merger the Company was a shell corporation as defined under Rule 12b-2 of the Exchange Act. HCCA was treated as the accounting acquirer in this transaction due to the following factors:

1)	HCCA’s management pre-closing remained as the management of the Company post-closing;

2)	The members of the board of directors of HCCA pre-closing represent the majority of directors of the Company post- closing; and

3)	The majority of shares of the Company post-closing were still owned by HCCA shareholders, who represented 60% of the Company’s shares outstanding immediately after closing, if all shares subject to conversion in our post-closing tender offer actually convert to Series C (non-redeemable) common shares, and 65% of the Company’s shares outstanding if all shares subject to conversion do not convert to Series C shares and opt to receive their pro rata cash in trust at the time of the post-closing tender offer. Estimates of HCCA’s ownership do not include shares underlying warrants held by public investors and the Company’s sponsors restricted incentive shares held by management. However, HCCA shareholders would still have 51% of the Company’s shares post-closing when including shares underlying warrants and restricted shares and assuming all redeemable shares convert to Series C shares, and 54% of the Company’s shares post-closing if all shares subject to conversion do not convert to Series C shares and opt to receive their pro rata cash in trust at the time of the post-closing tender offer.

HEALTHCARE CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of September 30, 2013 and June 30, 2013 and for the Three Months Ended September 30, 2013 and September

4.	Significant Accounting Policies

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

Accounts Receivable

Accounts receivable represent amounts owed to the Company for products sold and services rendered net of an allowance for doubtful accounts. The Company grants unsecured credit to its customers. The Company continuously monitors the payment performance of its customers to ensure collections and minimize losses. Management does not believe that significant credit risks exist. An allowance for doubtful accounts is based upon the credit profiles of specific customers, economic and industry trends and historic payment experience. There is no allowance for doubtful accounts at September 30, 2013 and June 30, 2013.

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

Rebates

Pharmaceutical manufacturers offer rebates for selected brand drugs. The Company currently receives these rebates through a third party administrator. The rebates are considered earned when members (employees of customers) order the drugs. Rebates earned are paid to the Company by the third party administrator quarterly. Rebates earned are recognized as a reduction to cost of sales. The portion of the rebate payable to customers is simultaneously recognized as a reduction of revenue. Management evaluates rebates receivable at the end of every reporting period and adjusts the amount reflected on the accompanying balance sheet to net realizable value. An adjustment is also made to the rebate payable to customers to correspond with any adjustment that applies to rebates receivable.

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

HEALTHCARE CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of September 30, 2013 and June 30, 2013 and for the Three Months Ended September 30, 2013 and September

4. Significant Accounting Policies (Continued)

Internal-Use Software Development Costs

The Company capitalizes certain costs associated with the purchase and/or development of internal-use software, including its website. Generally, external and internal costs incurred during the application development stage of a project are capitalized. The application development stage of a project generally includes software design and configuration, coding, testing and installation activities. Training and maintenance costs are expensed as incurred. Upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality. Capitalized software costs are amortized using straight-line method over the estimated useful life of the asset, which approximates 3 years.

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company assesses recoverability by determining whether the net book value of the related asset will be recovered through the projected undiscounted future cash flows of the asset. If the Company determines that the carrying value of the asset may not be recoverable, it measures any impairment based on the fair value of the asset as compared to its carrying value. During the three months ended September 30, 2013 and September 30, 2012, the Company did not record any impairment charges.

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

Deferred Financing Costs

Costs relating to obtaining debt have been capitalized and amortized over the term of the related debt using the straight line method. Amortization of deferred financing costs charged to interest expense was $562,415 and $12,749 in the three months ended September 30, 2013 and September 30, 2012, respectively. The unamortized balance was $314,691 and $548,394 at September 30, 2013 and June 30, 2013, respectively.

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

HEALTHCARE CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2013 and June 30, 2013 and for the Three Months Ended September 30, 2013 and September 30, 2012

4.	Significant Accounting Policies (Continued)

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

Share-based payments to non-employees for services rendered are recorded at either the fair value of the services rendered, or the fair value of the awards, whichever is more readily determinable. The expense resulting from such awards is marked to market over the vesting period of the award in selling general and administrating expenses on the accompanying consolidated statements of operations.

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

Advertising Expenses

Advertising expenses are expensed as incurred and included in selling, general and administrative expenses on the accompanying statements of operations. Advertising expenses were approximately $36,787 and $16,951 for the three months ended September 30, 2013 and September 30, 2012 respectively.

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

HEALTHCARE CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2013 and June 30, 2013 and for the Three Months Ended September 30, 2013 and September 30, 2012

4.	Significant Accounting Policies (Continued)

Income Taxes (Continued)

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

At September 30, 2013 the Company had 2,000,000 warrants exercisable into its Class C shares that were issued in connection with Selway’s initial public offering (“Selway IPO Warrants”). These warrants are publicly traded and are classified as liabilities. Additionally, HCCA issued 296,250 warrants in connection with the Bridge Financing with identical terms as the Selway IPO Warrants. The Company has valued all of these warrants as September 30, 2013 based on the closing price of the Selway IPO Warrants. Because the market for the Selway IPO Warrants is not active, the valuation is classified as a Level 2 measurement. These warrants are exercisable at $7.50 a share and expire on November 7, 2016.

The table below presents the Company’s fair value hierarchy for those derivative instruments measured at fair value on a recurring basis as of September, 2013:

	Level 1	Level 2	Level 3	Total

Warrants	$-	$3,444,376	$-	$3,444,376

Total derivative liabilities	$-	$3,444,376	$-	$3,444,376

HEALTHCARE CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2013 and June 30, 2013 and for the Three Months Ended September 30, 2013 and September 30, 2012

4.	Significant Accounting Policies (Continued)

The table below presents the Company’s fair value hierarchy for those derivative instruments measured at fair value on a recurring basis as of June 30, 2013:

	Level 1	Level 2	Level 3	Total

Warrants	$-	$3,559,188	$	$3,559,188

Total derivative liabilities	$-	$3,559,188	$	$3,559,188

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

Approximately 22% of the Company’s revenues for the three months ended September 30, 2013 were derived from one customer. Revenues from a different customer accounted for 15% of the Company’s revenues for the three months ended September 30, 2012. No amounts were due from these customers at September 30, 2103 and June 30, 2013, respectively. In addition, one reseller’s customers accounted for approximately 19% and 14% of the Company’s revenue for the three months ended September 30, 2013 and September 30, 2012, respectively. Amounts due from the customers represented 61% and 32% of the Company’s accounts receivable at September 30, 2013 and June 30, 2013, respectively.

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

Basic and Diluted:	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012

Net loss	$(4,703,100)	$(2,005,856)
Weighted average shares	8,953,494	40,000,009
Basic (loss) per common share	$(0.53)	$(0.05)

The following table summarizes the number of shares of common stock attributable to potentially dilutive securities outstanding for each of the periods which are excluded in the calculation of diluted loss per share:

HEALTHCARE CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2013 and June 30, 2013 and for the Three Months Ended September 30, 2013 and September 30, 2012

Dilutive Potential Common Shares	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012

Warrants	3,534,023	1,585,833
Restricted stock awards	-	75,292
Senior convertible notes	625,000	2,666,667

5.	Property and Equipment

Property and equipment is as follows:

	September 30, 2013	June 30, 2013

Furniture and fixtures	$1,661,051	$1,606,404
Leasehold improvements	35,010	25,260
Capitalized software		-
	1,696,061	1,631,664
Accumulated depreciation and amortization	(478,590)	(394,930)

Net property and equipment	$1,217,471	$1,236,734

Depreciation and amortization expenses were $83,660 and $52,000 for the three months ended September 30, 2013 and September 30, 2012, respectively.

6.	Software, net

Software, net is as follows:

	September 30, 2013	June 30, 2013

Software costs	$376,834	$294,109
Accumulated amortization	(49,906)	(31,967)

Net software costs	$326,928	$262,142

Amortization expense was $17,939 and $0 for the three month period ended September 30, 2013 and September 30, 2012, respectively.

7.	Investments Held in Trust

Following the initial public offering (“IPO”) of the Company in November 2011, a total of $20.6 million was placed in a trust account maintained by American Stock Transfer as a trustee. None of the funds held in trust were to be released from the trust account, other than interest income, net of taxes, until the earlier of (i) consummation of an acquisition and (ii) redemption of 100% of the public shares sold in the IPO if the Company fails to consummate an acquisition prior to May 14, 2013.

HEALTHCARE CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2013 and June 30, 2013 and for the Three Months Ended September 30, 2013 and September 30, 2012

On April 10, 2013, the Company closed the acquisition of HCCA through the Merger (see Notes 1 and 3). At the time of the merger, holders of 1,160,035 shares of redeemable common stock decided not to redeem their shares and accordingly, approximately $11,948,000 was released from escrow. As per the articles of incorporation of the Company, the remaining balance in the trust account of approximately $8,652,000 was used to redeem the remaining 839,965 redeemable common shares through a tender offer which closed on August 15, 2013.

The amount in trust can be invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less. As of June 30, 2013 the total trust balance of $8,652,482 was in cash.

The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments – Debt and Equity Securities.” Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet and adjusted for the amortization or accretion of premiums or discounts.

8.	Deferred Financing Costs

Deferred financing costs are as follows:

Balance July 1, 2013	$548,394
Cost incurred for the senior convertible note for the three months ended September 30, 2013	328,712
Amortization for the three months ended September 30, 2013 *	(562,415)

Balance June 30, 2013	$314,691

* Including fully amortizing deferred costs of $538,637 relating to the line of credit terminated in September 2013 (see Note 10).

9.	Accrued Expenses

Accrued expenses are as follows:

	September 30, 2013	June 30, 2013

Accrued severence costs*	$750,000	$750,000
Accrued rebates	512,665	364,196
Accrued registration rights penalties**	864,000	592,000
Accrued professional fees	111,738	290,777
Accrued payroll	332,000	-
Accrued expenses other	491,359	431,060

	$3,061,762	$2,428,033

*Payable to a former executive of the Company.

**Estimated penalties relating to late registration of shares of common stock in connection with the Bridge Notes and Senior Convertible Note.

HEALTHCARE CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2013 and June 30, 2013 and for the Three Months Ended September 30, 2013 and September 30, 2012

10.	Line of Credit

On April 11, 2013, the wholly-owned subsidiaries of HCCA, entered into a credit and security agreement for a secured revolving credit facility with an initial aggregate credit limit of $5,000,000. The facility has a term of 3 years, through April 11, 2016, during which the loan proceeds are to be used solely for working capital. The facility was terminated in September 2013 due to the Company’s inability to meet certain financial covenants and all outstanding balances under the line were repaid, and the carrying value of the related financing costs of $538,637 were written off to interest expense.

11.	Senior Convertible Note

On July 17, 2013, the Company entered into a loan and security agreement with Partners for Growth III, LP (“PFG”) for a one-time convertible secured loan of $5,000,000 with a maturity date of July 17, 2018. Pursuant to the terms of the Loan Agreement, the loan is convertible at $8 per share and interest on the PFG Loan is payable on a monthly basis at an annual rate of prime plus 5.25% per annum, subject to certain reductions if certain financial targets are met.

If the Company fails to achieve certain revenue and earnings targets, PFG may elect to accelerate the repayment of the loan portion of the PFG Loan over the shorter of the 24-month period from the date of the election or the remaining term of the loan. Upon acceleration of repayment, the Company must make monthly payments of principal and interest, such that 60% of the outstanding principal is repaid in the first year and 40% is paid in the second year.

The Loan Agreement contains certain financial covenants as well as customary negative covenants and events of default

As part of consideration for the PFG Loan, the Company issued to Lender and its designees warrants to purchase an aggregate of 220,000 shares of Series C common stock, for $7.50 per share, at any time on or prior to July 17, 2018 (the “PFG Warrants”).

At the time of the transaction, the Company recorded a beneficial conversion feature in the amount $654,144, the warrants were recorded as equity warrants in the amount of $1,154,144 and the notes were recorded at the residual value of $3,191,711 reflecting a loan discount of $1,808,289. In addition, the Company incurred loan costs amounting to $328,712. In the three months period ending September 30, 2013 the Company recorded interest expense associated with the amortization of the loan discount and the capitalized loan costs amounting to $89,365.

In addition as of September 30, 2013 the Company recorded an accrual of $272,000 and a corresponding interest charge reflecting the estimated penalty relating to the late registration of the underlying shares of common stock.

On October 15, 2013, the Company received a notice of events of default from PFG.

On December 31, 2013, the Company entered into a Forbearance, Waiver and Modification to the loan agreement. Pursuant to the terms of the modification PFG (i) lent an additional $500,000 to the Company, (ii) The conversion price of the promissory notes issued under the original loan agreement and the modification was reduced to $2.50 per share from $7.50 per share, (iii) PFG’s right to accelerate repayment of the loan if certain conditions were not met was eliminated, (iv) The Company agreed to pay certain fees, (v) Certain financial covenants were revised, (vi) The number of shares issuable upon exercise of warrants issued to PFG was increased from 220,000 to 555,000 and the exercise price of the warrants was reduced to $3.00 per share from $8.00 per share, (VII) The Company issued 425,000 shares of its common stock to PFG, and (viii) PFG has the option, until June 30, 2019, to require the Company to purchase from it, at PFG’s option, up to 25,000 shares (of the 425,000) of common stock for a purchase price of $250,000.

The revised financial covenants of the Senior Convertible Note, beginning July 1, 2014, require the Company to maintain a specified ratio of cash and accounts receivable to the outstanding Senior Convertible Note. The Company is currently not in compliance with this covenant and needs additional equity investments to meet this requirement. There is no guarantee that such equity investments would be available to the Company in order to comply with this covenant, and accordingly the Senior Convertible Note is presented as current in the accompanying consolidated balance sheet.

HEALTHCARE CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2013 and June 30, 2013 and for the Three Months Ended September 30, 2013 and September 30, 2012

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

The above described notes with an aggregate face value of $10,500,000 have identical terms and conditions, are non-interest bearing and are subordinated to all senior debt of the Company in the event of a default under such senior debt. The notes will be repaid from 18.5% of the Company’s free cash-flow (defined as in the notes) in excess of $2,000,000. The Company will be obligated to repay such notes if, among other events, there is a transaction that results in a change of control of the Company.

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

HEALTHCARE CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2013 and June 30, 2013 and for the Three Months Ended September 30, 2013 and September 30, 2012

	September 30, 2013	June 30, 2013

Shareholder notes	$7,500,000	$7,500,000
Placement notes	500,000	500,000
Management incentive notes	2,500,000	2,500,000
	10,500,000	10,500,000

Less debt discount	(7,540,605)	(7,728,486)

	$2,959,395	$2,771,514

Future maturities of the Incentive Notes based on the Company’s estimates are as follows:

June 30,

2014	$-
2015	-
2016	399,000
2017	1,789,000
2018	3,622,000
Thereafter	4,690,000

$10,500,000

Capital Leases

The Company has entered into capital lease agreements for equipment, which expire at various dates through November 2019. The assets capitalized under these leases and associated accumulated depreciation at September 30, 2013 and June 30, 2013 are as follows:

Equipment under Capital Leases

	September 30, 2013	June 30, 2013

Furniture and equipment	$1,050,343	$1,007,735
Accumulated depreciation	(310,547)	(250,821)

	$739,796	$756,914

HEALTHCARE CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2013 and June 30, 2013 and for the Three Months Ended September 30, 2013 and September 30, 2012

Amortization of capital leases is included in depreciation expense.

Minimum future lease payments under capital lease obligations as of September 30, 2013 are as follows:

Future payments:

Year Ended September 30,

2014	$278,338
2015	251,395
2016	202,281
2017	157,978
2018	75,920
Thereafter	41,704

Total future minimum lease payments	1,007,616
Less amount representing interest	(163,113)
Present value of net minimum lease payments	844,503
Less current portion	(214,242)

$630,261

14.	Redeemable Securities

Redeemable common stockholders are entitled to redeem all or a portion of such shares in connection with the Company’s initial public offering, as defined in the Company’s Certificate of Incorporation, and are entitled to share ratably in the trust account, including the deferred underwriting discounts and commissions and accrued but undistributed interest, net of (i) taxes payable, (ii) interest income earned on the trust account (approximately $10.30 per share) and (iii) a pro rata share of the trust account released to the Company for each Share converted to a Series C Share upon completion of a Business Transaction. 839,965 shares of Series B common stock were redeemed from the trust account on August 15, 2013.

15.	Stockholders’ Equity

The Company is authorized 30,000,000 shares of common stock, par value $.0001, which shares may, but are not required to, be designated as part of one of three series, callable Series A, callable Series B and Series C shares. The holders of all common shares shall possess all voting power and each share shall have one vote.

Series A – Holders of shares of Series A Common Stock are entitled to cause the Corporation to redeem all or a portion of their shares in connection with an acquisition transaction. If the holders of Series A Common Stock do not elect to have their shares redeemed, then they will automatically be converted to Series B Common Stock. As of September 30, 2013 there are no outstanding Series A Common Stock.

Series B – Holders of shares of Series B Common Stock have the same rights as Series A Common Stock, except Series B Common Stock cannot be issued until such time as all outstanding shares of Series A Common Stock are converted to Series B Common Stock. The holders of Series B Common Stock have the right to participate in a Post-Acquisition Tender Offer or Post-Acquisition Automatic Trust Liquidation. 839,965 shares of Series B common shares were redeemed from the trust account on August 15, 2013. As of September 30, 2013 there were no outstanding redeemable shares.

Series C – Holders of shares of Series C Common Stock have the same rights as Series A Common Stock, except holders of Series C Common Stock are not entitled to (1) cause the Corporation to redeem all or a portion of such Series C Common Stock in connection with the Acquisition Transaction, (2) share ratably in the Trust Account or (3) participate in a Post-Acquisition Tender Offer or Post-Acquisition Automatic Trust Liquidation. As of September 30, 2013, there are 8,953,494 shares of Series C Common Stock outstanding.

HEALTHCARE CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2013 and June 30, 2013 and for the Three Months Ended September 30, 2013 and September 30, 2012

The Series A Common Stock, Series B Common Stock and Series C Common Stock will be automatically consolidated into one series of Common Stock after the consummation of the Post-Acquisition Tender Offer or Post-Acquisition Automatic Trust Liquidation. The consolidation shall be on a one-for-one basis of the then outstanding shares of each series of common stock. Following the automatic consolidation, only one series of Common Stock will be authorized, which will be referred to as “Common Stock”, which occurred after June 30, 2013.

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

As part of the Merger, 750,000 restricted shares of stock were issued to certain members of management. The shares were valued at $7.30, the share price at the date of the merger. 400,000 shares vested immediately and the remaining vest through June 30, 2015. In the period ending September 30, 2013, the Company recorded an expense of $283,889 for the shares that vest through June 30, 2015.

16.	Commitments and Contingencies

Operating Leases

The Company has certain non-cancelable operating leases for facilities and equipment that expire over the next four years. Future minimum payments for non-cancelable operating leases are as follows as of September 30, 2013:

Minimum Rental Payments

2014	$210,578
2015	206,992
2016	218,505
2017	91,575
$727,650

Rent expense was 48,346 for the three months ended September 30, 2013 and for the three months ended September 30, 2012.

Employment Agreements

As of September 30, 2013, the Company had entered into employment agreements with senior officers and other members of management. The agreements specify aggregate guaranteed annual salaries of $2.4 million for each year of employment and extended through May 2017. The agreements allowed the Company to terminate these individuals for cause and not for cause. Depending on the terms of the individual contract upon termination without cause the Company would either be required to continue to pay salary throughout the original term of the contract or pay severance, typically one year of salary.

HEALTHCARE CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2013 and June 30, 2013 and for the Three Months Ended September 30, 2013 and September 30, 2012

From September 2013 to January 2014, the Company terminated agreements representing $1 million in annual compensation. The Company made severance payments of $120,000 and in one case replaced an existing agreement with an annual consulting agreement that renews annually and permits the Company to terminate at any time with 90 days notice.

As of September 30, 2013, the Company entered into employment contracts or employment arrangement letters with certain members of management that among other things committed the Company to issuing approximately 650,000 stock options. Subsequent to September 30, 2013, the Company entered into additional arrangements committing to issue an additional 841,000 of stock options. The Company does not currently have a stock option plan and these stock options will be granted at the time the stock option plan is appropriately established.

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

17.	Related Party

Otis Fund, a company controlled by a former consultant to the Company who owned in excess of 5% of the common stock of the Company, had a consulting agreement to provide marketing and sales services to HCCA. The contract was due to expire on January 2, 2017; however, the Company terminated this agreement for cause in September 2013.The annual fees related to these services were $360,000.

In September 2012, 2,068,200 shares were issued to two entities believed to be controlled by a former consultant of the Company. The Company is currently investigating the circumstances under which these shares were issued to the two entities. The Company recorded a charge equal to the estimated market value of the shares of $641,142 as selling, general and administrative expense.

18.	Subsequent Events

On October 15, 2013, Partners For Growth iii LP (“PFG”), the holder of the senior convertible note, notified the Company of events of Default. On December 31, 2013 the Company and PFG entered into a forbearance waiver and modification agreement to the Loan agreement (see Note 12).

The Company issued a total of 555,000 warrants to PFG in connection with the loan agreement and the forbearance waiver and modification agreement.

On November 7, 2013, the Company’s Board of Directors decided to change the Company’s fiscal year end from June 30 to December 31.

HEALTHCARE CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2013 and June 30, 2013 and for the Three Months Ended September 30, 2013 and September 30, 2012

On December 31, 2013, the Company entered into a securities purchase agreement (the “SPA”) with certain purchasers (each a “Purchaser” and collectively, the “Purchasers”) named therein and Charden Capital Markets, LLC (“Agent”) as administrative and collateral agent. Pursuant to the SPA, the Company issued $2,112,500 of Junior Secured Convertible Term Notes (the “Notes”), which Notes are convertible into shares of the Company’s stock at the initial fixed conversion price equal to $1.50 per share. The Purchasers of Notes also received warrants (“the Warrants”) to purchase one share for every $1.50 of Notes purchased by such Purchaser. The Company completed the initial closing of a private placement of Notes and Warrants under the SPA on December 31, 2013, and may continue to make subsequent placement under the SPA until it has placed an aggregate of $6,000,000 in Notes under the SPA or the date that is 30 days after the date of such initial closing (the private placements under the SPA are collectively referred to as the “Private Placement”).

In connection with the Private Placement at the Company agreed to pay the Agent a fee representing 9% of the principle amount of the Notes plus the $500,000 additional loan from the Lender, less $250,000, or $2,362,500. The fee was paid in the form of additional Notes (with a pro rata number of warrants) in the amount of $212,625 (for the total principle amount of Notes equal to $2,325,125).

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

On November 11, 2013, the Company issued a press release announcing that the Company had discovered additional issues that necessitated an in-depth analysis of the books and records of HCCA for 2011, 2012 and the three months ended March 31, 2013. As a result of this review our management concluded that it will be unable to complete our restated 2011 financial statements, due to lack of sufficient source documents and other information, and that, as a result of the analysis, management had decided to exclude the 2011 income statement from our Transition Report on Form 10-K, in which it would otherwise be required, and that we would adjust the financial statements for 2012 and the 6 months ended June 30, 2013 to reflect the correction of the errors that were discovered. The Transition Report on Form 10-K was filed on March 13, 2013.

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

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2012

Sales

HCCA’s sales includes sales earned on its fully funded and self- funded plans. Sales for the three months ended September 30, 2013 was $16,715,144, an increase of $8,897,709, or 114% as compared to sales of $7,817,435 for the three months ended September 30, 2012. The increase was primarily attributable to significant growth in HCCA’s core PBM business (Fully-Funded and Self-Funded). HCCA’s sales is based on contracts that generally last for one year and are billed on a monthly basis. Sales are recognized as the products and services are delivered to members (typically employees of the client).

We estimate that the Fully- Funded business line which accounted for approximately 72% of our sales for the three months ending September 30, 2013, and which generated substantial operating losses, will decline in the months to come as annual renewable contracts may not renew due to our demand for substantial price increases as a condition for contract renewals.

Cost of Sales

Cost of sales for the three months ended September 30, 2013 was $15,762,918, an increase of $8,256,045 or 110%, as compared to $7,506,873 for the three months ended September 30, 2012. The increase was primarily attributable to HCCA’s growth in its core business.

HCCA’s cost of sales for its PBM business derives from the cost of claims related to its clients. All claims are adjudicated via the Argus system. Cost of claims includes the cost of drugs dispensed and charged by pharmacies servicing HCCA’s members and an administrative fee charged by Argus. The cost of claims relating to HCCA’s mail-order pharmacy, which directly services our members, exclusively comes from the cost of each individual drug as set by the manufacturer. HCCA’s mail-order pharmacy purchases drugs from various suppliers, who are mainly drug wholesalers.

Rebates received from pharmaceutical manufacturers are recorded as reduction of cost of sales, and the portion of the rebate payable to customers is treated as reduction of sales.

Gross Profit

HCCA’s gross profit increased from $310,562 in the three months ended September 30, 2012 to $952,226 in the three months ended September 30, 2013. Gross margin was 5.7% in the three months ended September 30, 2013 compared to 4.0% in the three months ended September 30, 2012.

SG&A Costs

HCCA’s SG&A costs totaled $4,545,929 in the three months ended September 30, 2013 compared to $2,189,392 in the three months ended September 30, 2012, representing an increase of 108%. SG&A costs derive primarily from wages and stock based compensation, which represented 44% of SG&A in the three months ended September 30, 2013, as well as from commissions on sales to brokers, professional fees and reinsurance costs relating to the fully funded programs that collectively amounted to 39% of SG&A costs.

The increase in SG&A costs is primarily attributable to; wages and related costs as well as stock based compensation which increased by approximately $1.3 million, Professional fees which increased by approximately $0.3 million due to public company costs, reinsurance fees relating to our fully funded business which increased by approximately $0.4 million and, commission expenses mostly relating to our fully funded business which increased by approximately $0.3 million.

Interest Expense and Other Expense, net

Interest expense and other expenses, net for the three months ended September 30, 2013 totaled $1,224,209 compared to $127,026 for the three months ended September 30, 2012. Interest expenses for the three months ended September 30, 2013 included a charge of approximately $0.5 million due previously capitalized expenses relating to a line of credit which was terminated during the quarter. In addition we recorded interest expenses amounting to approximately $0.4 million in connection with the Senior Convertible Note that we issued in July 2013, including $0.3 million representing the expected penalty on the late registration of the underlying shares of common stock. Interest expenses also included interest expenses relating to the Incentive Notes of approximately $0.2 million and expenses relating to the capital leases. Interest expenses for the three months ended September 30, 2012 were in connection with the Bridge Notes that were fully repaid in cash and shares of common stock at the time of the Merger in April 2013.

Liquidity and Capital Resources

Our sources of liquidity have historically primarily consisted of cash provided from purchases of equity and debt securities of the company by investors.

Since our inception through September 30, 2013 we incurred accumulated (deficit) of ($29,408,934) and continued to generate losses since October 1, 2013.

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

Net cash used in operating activities for the three months ended September 30, 2013 was $2.3 million. Net loss for the period was $4.7 million offset by noncash adjustments for approximately $1.4 million for stock and note based compensation, non-cash interest expense, depreciation and amortization expense, and the mark to market adjustment on the warrant liability. Net changes in working capital increased cash from operating activities by approximately $1.0 million, primarily due to an increase in accounts payable and accrued expenses of $1.3 million due in part to the timing of invoice payments, payroll payments and registration right penalties.

Cash outflows on purchases of property, equipment and software were $104,513.

For the three months ended September 30, 2013 cash provided by financing activities was approximately $4.1 million. The Company’s cash in–flow from the issuance of the Senior Convertible Note was $5 million while incurring debt costs relating to the Senior Convertible Note of $328,712. The Company paid off its line of credit in the amount of $534,343 on its line of credit and repaid capital leases of $46,186. The Company used the cash held in trust in the amount of $8.65 million to redeem 839,965 shares of Series B Common Stock as mandated by its articles of incorporation.

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

Management carried out an evaluation, under the supervision of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures as of September 30, 2013. Based upon that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the design and operation of disclosure controls and procedures were not effective as of September 30, 2013.

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

ITEM 1A.	RISK FACTORS

As a smaller reporting company, we are not required to respond to this Item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None that have not been previously reported.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None that have not been previously reported.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE CORPORATION OF AMERICA

Date: March 21, 2014	By:	/s/ Yoram Bibring
	Name:	Yoram Bibring
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

