Form 10-KT
period 2013-12-31
Healthcare Corp of America
filed 2014-04-15
CIK 1514682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended _______________

or

☒	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from July 1, 2013 to December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant as of June 30, 2013, the last business day of the Registrant’s most recently completed second fiscal quarter for the year ended December 31, 2013, was approximately $57,605,981

The number of shares outstanding of the Registrant’s common stock as of April 11, 2014 was 8,842,692.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Table of Contents

HEALTHCARE CORPORATION OF AMERICA

Transition Report on Form 10-K for the Period Ended December 31, 2013

i

Table of Contents CONTINUED

		Page

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	53

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	53

PART IV		55

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	55

Report of Independent Registered Public Accounting Firms		F-1 to F-2

Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012		F-3

Consolidated Statements of Operations for the Years Ended December 31, 2013 and December 31, 2012		F-4

Consolidated Statements of Redeemable Securities and Stockholders’ Deficit for the Years Ended December 31, 2013 and December 31, 2012		F-5 to F-6

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and December 31, 2012		F-7 to F-8

Notes to Consolidated Financial Statements		F-9 to F-29

ii

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

The Earnout Payment Shares, if any, will be issued as follows: (i) 1,400,000 shares if we achieve consolidated gross revenue of $150,000,000 for the twelve months ended March 31, 2014 or June 30, 2014; and (ii) 1,400,000 shares if we achieve consolidated gross revenue of $300,000,000 for the twelve months ended March 31, 2015 or June 30, 2015. In the event we do not achieve the first earnout threshold, but do achieve the second earnout threshold, then all of the Earnout Payment Shares shall be issued. If we consolidate, merge or transfer substantially all of our assets prior to June 30, 2015 at a valuation of at least $15.00 per share, then all of the Earnout Payment Shares not previously paid out shall be issued immediately prior to such transaction. If, prior to achieving either earnout threshold we acquire another business in exchange for our equity or debt securities, then any remaining earnout thresholds may be adjusted by the independent members of our board of directors in its sole discretion.

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

In connection with transactions contemplated by the Agreement, we also entered into a registration rights agreement to register all shares included in the Closing Payment, the Earnout Payment Shares, the shares underlying the Exchange Warrants (as defined below), and the shares issued as compensation for the Bridge Financing completed by HCCA in September 2012, pursuant to the terms of a Registration Rights Agreement entered into at the closing of the merger (all such securities issued in connection with the merger, the “Merger Securities”). The holders of the majority of the Merger Securities are entitled to make up to two demands that we register such securities at any time commencing six months following the consummation of the merger. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of an acquisition transaction. We will bear the expenses incurred in connection with the filing of any such registration statements. In addition, holders who received shares as compensation for the Bridge Financing are entitled to liquidated damages because the registration statement was not effective by October 8, 2013, or, after effectiveness, if it ceases to be effective for more than 45 days in a 12-month period. Such damages are assessed for each 30-day period that the registration statement is not effective, in the amount of 1.0% of the aggregate purchase price paid by each holder in the Bridge Financing, provided however, that total liquidated damages may not exceed 10% of the aggregate purchase price. As of December 31, 2013 we had accrued the maximum penalty of $592,000.

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

Change in Fiscal Year

On November 7, 2013, the Company determined to change its fiscal year end from June 30 to December 31. As a result of the change in fiscal year, the Company is filing this transition report on Form 10-K for the six months ended December 31, 2013.

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

In connection with the Private Placement the Company agreed to pay the Agent a fee of $212,625. The fee was paid in the form of additional Notes (with a pro rata number of warrants), for total principal amount of Notes equal to $2,325,125.

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

Loan Financing

On April 4, 2014, we entered into a Note Purchase Agreement (the “Purchase Agreement”) with the persons named therein (each a “Lender”, and, collectively, the “Lenders”) pursuant to which the Lenders loaned us $1,000,000 and we issued $1,000,000 in Secured Convertible Term Notes (the “Notes”) to the Lenders. Selway Capital Holdings LLC, which loaned us $900,000 as a Lender, is 50% owned by Edmundo Gonzalez and Yaron Eitan, each of whom is one of our directors. The Notes: (i) bear interest at the annual rate of eight percent (8%), (ii) will be payable as to principal and interest on demand on April 2, 2015 (the “Maturity Date”), subject to acceleration upon an event of default, and (iii) may be prepaid by us at any time prior to the maturity date.

Pursuant to the Security Agreement dated April 4, 2014 (the “Security Agreement”), we granted the Lenders a first priority security interest to all of the and assets of 340 Basics, Inc., a New Jersey corporation, our wholly-owned subsidiary (“340 Basics”). In addition, we granted the Lenders a second priority security interest in and to all our other assets, including equity interests in all other subsidiaries. Such second priority security interest is subordinate only to the security interest of Partners for Growth III, L.P., our senior lender.

Going Concern

We continue generating substantial losses and expect to into the foreseeable future, while successfully completing various financings as described herein during 2012, 2013 and 2014. Nevertheless, as of the date of this report we have not yet established an ongoing source of revenues sufficient to cover our operating costs to allow us to continue as a going concern. Our ability to continue as a going concern is dependent on our obtaining additional adequate capital to fund operating losses until we become profitable and generate cash flows from our operations. If we are unable to obtain adequate capital, we could be forced to cease operations. We are contemplating conducting additional offering of our debt or equity securities to obtain additional operating capital. There are no assurances we will be successful and without sufficient financing it would be unlikely for us to continue as a going concern.

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

HCCA started its business by focusing on the needs of the local government market in New Jersey. Recently, we have decided to de-emphasize our focus on the fixed fee local government PBM marketplace due to its lack of profitability. We estimate that this business line which accounted for approximately 74% of our revenues for the year ended December 31, 2013, and which generated substantial operating losses, will decline in the months to come as annual renewable contracts may not renew due to our demand for substantial price increases as a condition for contract renewals.

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

Existing Programs

•	Fully-Funded: Penetrate the private market sector as well as non profits while improving the profitability of our current customer contacts which are primarily in the government sector. Recently, we have decided to de-emphasize our focus on the fixed fee local government PBM marketplace due to its lack of profitability. We estimate that this business line which accounted for approximately 74% of our revenues for the six months ending December 31, 2013, and which generated substantial operating losses, will decline in the months to come as annual renewable contracts may not renew due to our demand for substantial price increases as a condition for contract renewals.

•	Self-Funded: Within the self-funded product line, we intend to follow a similar strategy of expansion within and outside the region and aggressive growth targeting as with the fully-funded line. In general, self-funded clients are larger and we believe the role of the benefit consultant is very important. HCCA has established good working relationships with benefits consulting groups, and will continue to do so as a market strategy. HCCA’s direct sales force also targets clients directly, so that HCCA can directly participate in the bidding process and receive RFPs from potential clients.

•	340B Basics: The federal drug-pricing program, 340B, requires drug manufacturers to sell outpatient drugs at a reduced cost to eligible healthcare centers, clinics and hospitals. The goal is to incentivize healthcare providers to expand medication access to low-income individuals, families and other vulnerable populations. HCCA’s new 340 Basics product is a compliance management solution that includes HCCA proprietary software as well as management processes and controls. It provides multiple channels with the operational framework to meet administrative and inventory control challenges relating to 340B compliance, maximize potential pharmacy savings and control costs. Since its launch in August 2013, HCCA signed up 7 new customers that are expected to go live by mid-2014.

•	Partnerships with Healthcare Management Companies: In early 2012, HCCA executed its first agreement with a regional health benefits provider, for which it created a privately labeled PBM product. HCCA’s private-label product, which does not vary in terms from HCCA’s other products, is the companion drug benefit program for clients that elect to include a drug benefit with their health benefits purchase. Since April 2013, the regional health benefits provider no longer offers the private-label PMB product to new customers, though it does provide the product to customers who have previously selected the private-label product. HCCA believes it can create privately labeled PBM products for other health benefits providers in the future and it is exploring other opportunities with firms like these.

•	Rx Savings Solutions: The Savings Solutions line offers an opportunity for growth and higher margins as compared to the core PBM product lines. HCCA will continue to move aggressively to apply the Savings Solutions’ generic-based model to larger customers.

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

Employees

As of December 31, 2013, we had 56 employees, primarily located in Denville, New Jersey, who work full time for us. We have never had a work stoppage. Our personnel are not represented by any collective bargaining unit and are not unionized. We consider our relations with our personnel to be good. Our future success will depend, in part, on our ability to continue to attract, retain, and motivate highly qualified technical and managerial personnel, for whom competition is intense.

Customers

As of December 31, 2013 we had 56 customers. Approximately 12% of the Company’s 2012 revenues were derived from one customer. Revenues from this customer were 9% of our revenues for the year ended December 31, 2013. In addition, approximately 13% of the Company’s 2013 revenues were derived from another customer. No amounts were due from either customer at December 31 2013 or December 31, 2012. In addition, the customers of one of the Company’s resellers accounted for approximately 25% and 14% of the Company’s revenues for the years ended December 31, 2013 and December 31, 2012, respectively. Amounts due from these customers represented 76% and 46% of accounts receivable at December 31, 2013 and December 31, 2012, respectively.

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

Due to our inability to prepare audited financial statements for the year ended December 31, 2011 for HCCA, our predecessor, we were previously not compliant with our SEC filing obligations and our shareholders were therefore not eligible to sell securities pursuant to Rule 144 and the Company could not file registration statements for the sale of our securities with the SEC.

Due to significant deficiencies in HCCA’s record keeping in the year ended December 31, 2011, we have been unable to prepare audited financial statements for HCCA for such year. Therefore, our shareholders were not eligible to sell securities pursuant to Rule 144 and we could not file registration statements for the sale of our securities with the SEC. The market for our securities will be extremely limited until our stockholders are able to sell securities pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended, and we are able to file a registration statement with the SEC relating to the sale of our securities. In addition, because we were unable to satisfy our obligations to have a registration statement effective under the terms of certain registration rights agreements, we have accrued estimated liquidated damages of approximately $864,000.

We have not yet established an ongoing source of revenues sufficient to cover our operating costs to allow us to continue as a going concern.

We have been able to complete various financings as described herein during 2012, 2013 and 2014. Nevertheless, as of February 2014 we have not yet established an ongoing source of revenues sufficient to cover our operating costs to allow us to continue as a going concern. Our ability to continue as a going concern is dependent on our obtaining additional adequate capital to fund operating losses until we become profitable and generate cash flows from our operations. We are unable to obtain adequate capital, we could be forced to cease operations. We are contemplating conducting additional offering of its debt or equity securities to obtain additional operating capital. There are no assurances we will be successful and without sufficient financing it would be unlikely for us to continue as a going concern.

Our independent registered public accounting firms have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our independent registered public accounting firms stated that our financial statements for the fiscal years ended December 31, 2013 and December 31, 2012 were prepared assuming that we would continue as a going concern, and that certain matters raise substantial doubt about our ability to continue as a going concern. Such doubts are based on our recurring net losses, accumulated deficit and deficiency in working capital. We continue to experience losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including by the sale of common stock or other equity securities, or obtaining loans from financial institutions or other financing arrangements. Our continued losses and “going concern” audit report increase the difficulty of our meeting such goals and our efforts to continue as a going concern may not prove successful.

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

Recently, we have decided to de-emphasize our focus on the fixed fee local government PBM marketplace due to its lack of profitability. We estimate that this business line which accounted for approximately 74% of our revenues for the year ended December 31, 2013, and which generated substantial operating losses, will decline in the months to come as annual renewable contracts may not renew due to our demand for substantial price increases as a condition for contract renewals.

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

During 2012, we filed a lawsuit against our past adjudicator of claims for overcharges, over payment on claims, errors and misclassifications, and rebates owed from drug manufacturers claiming damages of over $5 million. Additionally, we have recorded an expense for the amount owed for claims payable. The adjudicator of claims filed a counterclaim for amounts it claims are owed to it by us. In August 2013, we settled the suit with the claims adjudicator. Under the terms of the settlement we agreed to pay the claims adjudicator $2.7 million over 15 months commencing in September 2013. This amount was recorded as a liability as of December 31, 2012, in accounts payable. The settlement was discounted to its present value at settlement date and $1,555,712 is recorded in accounts payable at December 31, 2013.

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

As of December 31, 2013 we had 56 customers. Approximately 12% of the Company’s 2012 revenues were derived from one customer. Revenues from this customer were 9% of our revenues for the year ended December 31, 2013. In addition, approximately 13% of the Company’s 2013 revenues were derived from another customer. No amounts were due from either customer at December 31 2013 or December 31, 2012. In addition, the customers of one of the Company’s resellers accounted for approximately 25% and 14% of the Company’s revenues for the years ended December 31, 2013 and December 31, 2012, respectively. Amounts due from these customers represented 76% and 46% of accounts receivable at December 31, 2013 and December 31, 2012, respectively.

Recently, we have decided to de-emphasize our focus on the fixed fee local government PBM marketplace due to its lack of profitability. We estimate that this business line which accounted for approximately 74% of our revenues for the year ended December 31, 2013, and which generated substantial operating losses, will decline in the months to come as annual renewable contracts may not renew due to our demand for substantial price increases as a condition for contract renewals.

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

As of April 11, 2013, our executive officers and directors and their affiliates beneficially own approximately 33.2% of our voting stock. Therefore, our executive officers and directors and their affiliates will have the ability to influence us through this ownership position with respect to matters subject to stockholder approval. For example, assuming that there are no other changes to the number of shares outstanding, these stockholders, acting together, may take actions with respect to such shares that are not consistent with the interests of the other shareholders, including influencing the election of the directors and other corporate actions of HCCA such as:

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

During 2012, we filed a lawsuit against our past adjudicator of claims for overcharges, over payment on claims, errors and misclassifications, and rebates owed from drug manufacturers claiming damages of over $5 million. Additionally, we have recorded an expense for the amount owed for claims payable. The adjudicator of claims filed a counterclaim for amounts it claims are owed to it by us. In August 2013, we settled the suit with the claims adjudicator. Under the terms of the settlement we agreed to pay the claims adjudicator $2.7 million over 15 months commencing in September 2013. This amount was recorded as a liability as of December 31, 2012, in accounts payable. The settlement was discounted to its present value at settlement date and $1,555,712 is recorded in accounts payable at December 31, 2013.

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

The tables below sets forth the quarterly high and low bid quotations of our callable Series A common stock, callable Series B common stock, Series C common stock, common stock, warrants, and units as reported on the OTC Bulletin Board or the OTC Market LLC for the period from November 8, 2011 (the date on which our units were first quoted on the OTC Bulletin Board) through April 11, 2014. Such over the counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Securities Currently Traded:

	Common Stock		Warrants
	High	Low	High	Low
December 31, 2011	n/a	n/a	0.75	0.10
March 31, 2012	n/a	n/a	0.43	0.25
June 30, 2012	n/a	n/a	0.51	0.28
September 30, 2012	n/a	n/a	0.52	0.41
December 31, 2012	n/a	n/a	0.83	0.52
March 31, 2013	n/a	n/a	0.90	0.50
June 30, 2013	n/a	n/a	2.15	0.90
September 30, 2013	n/a	n/a	1.60	1.5
December 31, 2013	6.00	2.30	0.07	0.07
March 31, 2014	1.52	0.20	0.07	0.07

Securities Previously Traded:

	Callable Series A Common Stock				Callable Series B Common Stock				Series C Common Stock				Units
	High		Low		High		Low		High		Low		High		Low
December 31, 2011	9.95		9.25		n/a		n/a		n/a		n/a		10.00		9.90
March 31, 2012	9.60		9.60		n/a		n/a		n/a		n/a		9.91		9.90
June 30, 2012	9.60		9.60		n/a		n/a		n/a		n/a		10.10		9.91
September 30, 2012	9.95		9.60		n/a		n/a		n/a		n/a		10.20		9.97
December 31, 2012	10.20		9.92		n/a		n/a		n/a		n/a		11.50		10.20
March 31, 2013	10.20		10.00		n/a		n/a		n/a		n/a		10.80		10.50
June 30, 2013	10.70	(1)	10.22	(1)	11.00	(2)	9.00	(2)	8.25	(3)	7.20	(3)	n/a	(4)	n/a	(4)
September 30, 2013	n/a		n/a		10.15		10.15		7.20		7.20		n/a		n/a
December 31, 2013	n/a		n/a		n/a		n/a		n/a		n/a		n/a		n/a
March 31, 2014	n/a		n/a		n/a		n/a		n/a		n/a		n/a		n/a

(1)	Represents quotations through April 10, 2013, when our callable Series A common stock ceased trading.

(2)	Represents quotations from April 18, 2013 when our callable Series B common stock commenced trading.

(3)	Represents quotations from April 10, 2013 when our callable Series C common stock commenced trading.

(4)	Our units ceased trading on April 10, 2013 upon their mandatory separation into Series B common stock and warrants in conjunction with the Merger.

Holders of Record

At April 11, 2014, there were 8,842,692 shares of our common stock outstanding held by 126 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. Our transfer agent is American Stock Transfer & Trust Company.

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

Our subsidiary, HCCA, is a Pharmacy Benefit Manager, or PBM. Its mission is to reduce prescription drug costs for clients while improving the quality of care. HCCA administers prescription drug benefits programs for employers who contract with HCCA directly in order to provide this component of healthcare benefits to their employees. It is also the PBM for healthcare management companies who partner with HCCA in order to provide prescription drug benefits along with their core offering, other health benefits products, to their clients.

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

Our officers discussed the foregoing matters with HCCA’s independent registered public accounting firm during the period, Thomas J. Harris, Certified Public Accountant. The Board of Directors authorized and directed that our officers take the appropriate and necessary actions to amend and restate the Original 8-K. As a result, we reviewed our financial statements in an attempt to discover all the material errors and misstatements that were included therein. As part of this review we engaged external consultants to review and investigate our books and records and other related transactions and activities for 2012 and 2011.

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

Changes in Fiscal Year

On April 22, 2013, the Company determined to change its fiscal year end from December 31 to June 30. As a result of the change in fiscal year, the Company’s next fiscal year end was June 30, 2013. Accordingly, the Company filed a transition report on Form 10-K for the six months ended June 30, 2013, on March 13, 2014. On November 7, 2013, the Company determined to change its fiscal year end from June 30 back to December 31. As a result of the change in fiscal year, the Company is filing this report on Form 10-K for the year ended December 31, 2013.

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

Results of Operations

YEAR ENDED DECEMBER 31, 2013 COMPARED TO YEAR ENDED DECEMBER 31, 2012

Revenue

HCCA’s revenue includes revenues earned on its fully funded and self funded plans. Revenue for the year months ended December 31, 2013 was $58,013,163, an increase of $30,707,368, or 122% as compared to revenue of $27,305,795 for the year ended December 31, 2012. The increase was primarily attributable to significant growth in HCCA’s core PBM business (Fully-Funded and Self-Funded). HCCA’s revenue is based on contracts that generally last for one year and are billed on a monthly basis. Revenue is recognized as the products and services are delivered to members (typically employees of the client). Recently, we have decided to de-emphasize our focus on the fixed fee local government PBM marketplace due to its lack of profitability. We estimate that the Fully-Funded business line, which accounted for approximately 74% of our 2013 revenues, and which generated substantial operating losses, will decline in the months to come as annual renewable contracts may not renew due to our demand for substantial price increases as a condition for contract renewals.

Cost of Revenue

Cost of revenue for the year ended December 31, 2013 was $54,801,424 an increase of $28,653,306 or 110%, as compared to $26,148,118 for the year ended December 31, 2012. The increase was primarily attributable to HCCA’s growth in its core business.

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

Gross Profit

HCCA’s gross profit increased from $1,157,677 in the year ended December 31, 2012 to $3,211,739 in the year ended December 31, 2013. Gross margin was 5.5% in the year ended December 31 2013 compared to 4.2% in the year ended December 31, 2012. Gross margin improved due to a slight improvement in the ratio between cost of claims and revenues.

SG&A Costs

HCCA’s SG&A costs totaled $20,273,583 in year ended December 31, 2013 compared to $7,603,458 in the year ended December 31, 2012, representing an increase of 167%. SG&A costs derive primarily from wages and stock based compensation costs, which represented 52% of SG&A in the year months ended December 31, 2013, as well from commissions on sales to brokers, professional fees and reinsurance costs relating to the fully funded programs that collectively amounted to 32% of SG&A costs.

The increase in SG&A costs is primarily attributable to: wages and related costs, which increased by approximately $3.1 million, reflecting the increase in the number of employees; stock and note based compensation expense, which was 0.6 million in 2012 and amounted to approximately $4.7 million in the year ended December 31, 2013 (of which approximately $2.9 million vested immediately and was expensed on the day of the merger); professional fees which increased by approximately $0.8 million due to a legal claim against Data Rx Management, Inc., a former claims adjudicator; public company costs; and a severance charge of $0.75 million recorded in June 2013 relating to a former officer of HCCA.

Interest Expense and Other Expense, net

Interest expense and other expenses, net for the year ended December 31, 2013 which included interest expense, change in fair value of derivative liabilities and loss on extinguishment of debt, totaled $7,482,864 compared to $1,130,184 for the year ended December 31, 2012.

Interest expenses for 2013 were approximately $8.9 million and included approximately $3.9 million incurred in connection with the bridge financing, which HCCA consummated on September 19, 2012. Of that amount, approximately $2.2 million represented the value ascribed to the beneficial conversion feature of the notes issued in the bridge financing that converted into common stock upon the Merger as well as the accelerated accretion to the book value of all such notes on the date of the Merger to their face value of $5,925,000. HCCA recorded an interest charge of approximately $3.0 million in connection with the recognition of the warrants and the convertible features of the junior convertible notes issued in December 2013. In addition, HCCA incurred interest expense associated with incentive notes issued at the Merger of approximately 0.6 million, interest expenses of approximately 0.6 million in connection with the senior convertible note prior to its extinguishment (including approximately $0.3 million representing the expected penalty on the late registration of the underlying shares of common stock), interest expenses of approximately 0.5 million in connection with the senior line of credit that was terminated in September 2013, as well as interest on capital leases.

Interest expenses for 2012 of approximately $1.1 million were all incurred in connection with the September 19, 2012 bridge notes.

In 2013 HCCA recorded a decrease in the fair value of derivative liabilities of $3.6 million. The primary reason for the decrease was the decline of the market price of HCCA’s common stock as quoted on the financial markets during the year which led to the decline of the value of the derivative liabilities that are connected to the price of the common stock.

In 2013 HCCA also recorded a loss on the extinguishment of the senior secured notes in the amount of approximately $2.1 million (see Liquidity and Capital Resources below).

Liquidity and Capital Resources

HCCA’s sources of liquidity have historically primarily consisted of cash provided from purchases of equity and debt securities of the company by investors.

Since its inception through December 31, 2013 HCCA incurred an accumulated (deficit) of ($35,184,250) and it has continued to generate losses since January 1, 2014.

We have generated substantial losses, while successfully completing various financings as described herein, during 2012, 2013 and 2014. Nevertheless, as of the date of this report we have not yet established an ongoing source of revenues sufficient to cover our operating costs to allow us to continue as a going concern. Our ability to continue as a going concern is dependent on our obtaining additional adequate capital to fund operating losses until we become profitable and generate cash flows from our operations. If we are unable to obtain adequate capital, we could be forced to cease operations. We are contemplating conducting additional offering of our debt or equity securities to obtain additional operating capital. There are no assurances we will be successful and without sufficient financing it would be unlikely for us to continue as a going concern. In addition, our independent registered public accounting firm has issued a going concern opinion.

Net cash used in operating activities for the year ended December 31, 2013 was $9.6 million. Net loss for the year was $24.5 million, offset by non-cash adjustments for approximately $11.4 million of stock and note based compensation, non-cash interest expense, non-cash debt extinguishment expenses, depreciation and amortization expense, and the mark to market adjustment on the warrant liability. Net changes in working capital increased cash from operating activities by approximately $3.5 million, primarily due to an increase in accounts payable and accrued expenses of $2.8 million due in part to the timing of invoice payments and accruals for severance and registration right penalties.

Cash used in purchasing of property and equipment was $321,837.

For the year ended December 31, 2013, cash provided by financing activities was $10.8 million. The Company’s net cash in–flow from the Merger was approximately $8.0 million, of which $3.0 million was used on the date of the Merger to repay a portion of the Bridge Notes, originally issued in September 2012, that did not convert into shares of common stock. The Company obtained $6.9 million from the issuance of the PFG Loan and Junior Secured Notes, and paid $0.9 million in financing fees. In addition, the Company repaid capital leases of $220,407.

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

On December 31, 2013, we entered into a Forbearance, Waiver and Modification No. 1 to the PFG Loan. Pursuant to the terms of the modification, In January 2014, we received an additional $500,000 in loan proceeds, the conversion price of the warrants was reduced from $7.50 to $2.50, the number of shares issuable upon exercise of the warrants was increased from 220,000 to 555,000 shares, among other changes. For a more detailed description of the terms of the modification, please see our Current Report on Form 8-K dated January 3, 2014, which description is incorporated by reference herein.

On December 31, 2013, we entered into a securities purchase agreement (the “SPA”) with certain purchasers (each a “Purchaser” and collectively, the “Purchasers”) named therein and Chardan Capital Markets, LLC (“Agent”) as administrative and collateral agent. Pursuant to the SPA, we issued $2,325,125 of Junior Secured Convertible Term Notes (the “Junior Secured Notes”), including $212,625 as fees to the Agent, which Junior Secured Notes are convertible into shares of the Company’s common stock at an initial fixed conversion price equal to $1.50 per share. The Purchasers of these notes also received warrants (the “Warrants”) to purchase one share for every $1.50 of Junior Secured Notes purchased by such Purchaser. We completed the closing of a private placement of Junior Secured Notes and Warrants under the SPA on December 31, 2013. For a more detailed description of the terms of the SPA, the Junior Secured Notes and the Warrants, please see our Current Report on Form 8-K dated January 3, 2014, which description is incorporated by reference herein.

On April 4, 2014, we entered into a Note Purchase Agreement (the “Purchase Agreement”) with the persons named therein (each a “Lender”, and, collectively, the “Lenders”) pursuant to which the Lenders loaned the Company $1,000,000 and the Company issued $1,000,000 in Secured Convertible Term Notes (the “Notes”) to the Lenders. Selway Capital Holdings LLC, which loaned the Company $900,000 as a Lender, is 25% owned by each of Edmundo Gonzalez and Yaron Eitan, each of whom is one of our directors. The Notes: (i) bear interest at the annual rate of eight percent (8%), (ii) will be payable as to principal and interest on demand on April 2, 2015 (the “Maturity Date”), subject to acceleration upon an event of default, and (iii) may be prepaid by the Company at any time prior to the maturity date.

The Company covenanted and agreed that: (a) if, as of May 4, 2014, the Company has failed to secure at least $1,500,000 in a new financing (the “Next Financing Round”), such failure will constitute an event of default; (b) if, as of May 4, 2014, the Company has secured at least $1,500,000 in a new financing, but less than $3,500,000, then the Company shall be entitled to an additional 30 days in which to secure an additional amount so that the aggregate amount raised totals $3,500,000; (c) if, on or before expiration of such second 30 day period, the Company has failed to secure at least $3,500,000, such failure will constitute an event of default.

The Notes are convertible into validly issued, fully paid and non-assessable shares of common stock of the Company (“Conversion Shares”). The number of Conversion Shares to be issued upon conversion of the Notes are equal to (x) the sum of the outstanding principal amount and/or accrued interest and fees due or accrued and payable under the Note (the “Conversion Amount”) divided by (y) the lowest price per share offered for the securities sold in the Next Financing Round. At any time and from time to time holders may convert the Notes into common stock at the Conversion Price compensate the holder in the form of cash or shares and cash. The Company also agreed to grant the holder the same registration rights as were granted in the December 31, 2013 Registration Rights Agreement, or any newer Registration Rights Agreement, if any.

In connection with the issuance of the Notes under the Purchase Agreement, on April 4, 2014 the Company issued warrants to purchase an aggregate of 2,000,000 shares of its common stock, (the “Warrants”). The term of the Warrants is five (5) years. The exercise price of the Warrants will be equal to the lowest of the following: (i) the price of common equity sold in the Next Financing Round, (ii) the conversion price of a convertible note raised after the Next Financing Round, or (iii) the exercise price of warrants issued in the Next Financing Round. The Warrants may also be exercised on a cashless basis. The Company also agreed to grant the holder the same registration rights as were granted in the December 31, 2013 Registration Rights Agreement, or any newer Registration Rights Agreement, if any.

For a more detailed description of the terms of the modification, please see our Current Report on Form 8-K dated April 7, 2014, which description is incorporated by reference herein.

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

Rebates Receivable

Pharmaceutical manufacturers offer rebates for selected brand drugs. We currently receive these rebates through a third party administrator. The rebates are considered earned when our members (employees of customers) order the drugs. Rebates earned are paid to us by the third party administrator quarterly. Rebates earned are recognized as a reduction to cost of revenue. The portion of the rebate payable to customers is simultaneously recognized as a reduction of revenue. Management evaluates rebates receivable at the end of every reporting period and adjusts the amount reflected on the accompanying balance sheet to net realizable value. An adjustment is also made to the rebate payable to customers to correspond with any adjustment that Management applies to rebates receivable. Management estimates the rebates receivable based on the estimated number of brands dispensed through the end of reporting date multiplied by the rebate per prescription as agreed with the third party administrator.

Revenue Recognition

The Company typically enters into annual renewable agreements with its customers to provide pharmacy benefit management on a fixed price or self-insured basis. The Company records revenues from all its current contracts with customers gross as the Company acts as principal based on the following factors: 1) the Company has a separate contractual relationship with its customers and with its claims adjudicator to whom the Company pays the costs of the prescription drugs consumed by its customers (the claims), 2) the Company through its claim adjudicator is responsible to validate and manage the claims, and 3) the Company bears the credit risk for the amount due from the customers. Revenues are recorded monthly as earned. The Company also operates a mail order pharmacy that services our plan members. All revenues and associated costs from dispensing drugs by our mail order pharmacy to our plan members, excluding the members’ co-pay are eliminated as inter-company revenues. Some of the contracts contain terms whereby we make certain financial guarantees regarding prescription costs. Actual performance is compared to the guaranteed measure throughout the period and accruals are recorded as an offset to revenue if we fail to meet a financial guarantee.

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

The above described notes with an aggregate face value of $10,500,000 have identical terms and conditions, are non-interest bearing and are subordinated to all senior debt of the Company in the event of a default under such senior debt. The notes will be repaid prorate from 75% of 25% of the Company’s free cash-flow (defined as in the notes) in excess of $2,000,000. The Company will be obligated to repay such notes if, among other events, there is a transaction that results in a change of control of the Company.

The notes were recorded at their estimated present value, based on the estimated time of repayment discounted to the balance sheet date. The Company will continue to re-evaluate its estimates on a periodic basis and adjust the present value of the notes accordingly.

Derivative Policy

Derivative financial liabilities are recorded at fair value, with gains and losses arising from changes in fair value recognized in the statement of operations at each period end while such instruments are outstanding. If the Company issues shares to discharge the liability, the derivative financial liability is derecognized and common stock and additional paid-in capital are recognized on the issuance of those shares. Derivative liabilities are valued using quoted market prices, Black-Scholes option pricing model or Monte Carlo simulation depending on the assumptions necessary to properly value the related instrument.

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

ITEM 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Dismissal of McGladrey LLP; Engagement of BDO USA LLP

On June 28, 2013, we dismissed McGladrey LLP (“McGladrey”) as our independent registered public accounting firm and engaged BDO USA, LLP (“BDO”) as our new independent registered public accounting firm. The decision to dismiss McGladrey and to retain BDO was approved by the Company’s Board of Directors.

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

Harris’s report on HCCA’s consolidated financial statements for the fiscal years ended December 31, 2012 and 2011 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During our fiscal years ended December 31, 2012 and 2011 and through June 28, 2013, there were no disagreements with Harris on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Harris’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on our consolidated financial statements for such period.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Management carried out an evaluation, under the supervision of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures as of December 31, 2013. Based upon that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the design and operation of disclosure controls and procedures were not effective as of December 31, 2013. The reasons management believed our disclosure controls and procedures were not effective are described below under “Management’s Report on Internal Control Over Financing Reporting.”

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Securities Exchange Act of 1934, as amended. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992). Based on its assessment using those criteria, our Chief Executive Officer and Chief Financial Officer concluded that internal control over financial reporting was not effective as of December 31, 2013 as a result of certain material weaknesses in our internal control over financial reporting. These material weaknesses related to our lack of sufficient personnel with an appropriate level of knowledge and experience in the application of U.S. generally accepted accounting principles, or GAAP, commensurate with our financial reporting requirements and the fact that policies and procedures with respect to the review, supervision, and monitoring of our accounting and reporting functions were either not designed and in place or not operating effectively. As a result, numerous adjustments to our financial statements, including the restatement of the financial statements for the year ended December 31, 2012 and the quarter ended March 31, 2013, were identified. Our independent registered public accounting firm did not perform an evaluation of our internal control over financial reporting as of December 31, 2013, in accordance with the provisions of the Sarbanes-Oxley Act.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

The following table sets forth information about our directors and executive officers as of April 11, 2014.

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

The following table (the “Summary Compensation Table”) sets forth all compensation awarded to, earned by or paid to our principal executive officer and its two most highly compensated executive officers other than our principal executive officer who were serving as executive officers as of December 31, 2013 (collectively, the “Named Executive Officers”). Compensation for periods prior to April 10, 2013, includes compensation received from HCCA, which we acquired on such date. Other than as described in this report, we do not have any supplemental executive retirement plans, change in control agreements or company perks (e.g., company cars, country club memberships, etc.).

Summary Compensation Table

Name and Principal Position (1)	Period Ending	Salary ($)	Bonus ($)	Stock Awards ($)	Option- Based Awards ($)	Other ($)	Total ($)
Gary Sekulski (2)	December 31, 2013	447,600	0	0	0	16,900	464,500
Chief Executive Officer	December 31, 2012	383,000	0	0	0	0	383,000
	December 31, 2011	217,346	0	0	0	0	217,346

Ann F. Saskowitz	December 31, 2013	217,700	0	0	0	0	217,700
Vice President	December 31, 2012	109,000	0	0	0	0	109,000
Service Operations	December 31, 2011	69,000	0	0	0	0	69,000

John Phelps (2)	December 31, 2013	175,800	0	0	0	6,400	182,200
Vice President of Marketing	December 31, 2012	172,000	0	0	0	0	172,000
Administration	December 31, 2011	157,000	0	0	0	0	157,000

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

Name	Title	Base Salary ($)		Salary if specified conditions (1) are met ($)		Salary if specified conditions (1) are met ($)		Salary if specified conditions (3) are met ($)
Gary J. Sekulski	President and Chief Executive Officer	450,000		500,000		550,000		650,000
Ann F. Saskowitz	VP Service Operations	150,000	*	180,000	*	210,000	*	240,000	*
John M. Phelps	VP Marketing and Strategic Planning	180,000		210,000		240,000		270,000
Ruth Ackerman	VP Administration	150,000		180,000		210,000		240,000

*           On April 22, 2013, Ms. Saskowitz’s base salary was increased to $240,000 through the end of her employment term. All other terms under her employment agreement remain unchanged.

(1)           Company sales for January 1, 2013 – June 30, 2013 were not equal to or in excess of $50 million, so no additional salary was paid.

(2)           Company sales for April 1, 2013 – March 31, 2014 are equal to or in excess of $150 million. The Company anticipates that this threshold will not be met based on preliminary financial information for the period.

(3)           Company sales for April 1, 2014 – March 31, 2015 are equal to or in excess of $300 million.

We did not have a stock option plan or a restricted stock program in the transition period ended December 31, 2013 or the years ended 2013, 2012 and 2011. Key executives did not receive bonuses during these years.

The key executives of HCCA are also significant stockholders. As owner-managers, the key executives believe that much of the reward for their talent and efforts will be through the appreciation of their shares, which they purchased in previous years and/or in the process of forming HCCA.

Compensation of Directors

As of December 31, 2013, none of our directors has received any compensation from us other than compensation for service as an officer to us or HCCA if such director were also an officer. Although we plan to do so, we have not yet determined the compensation we will pay to our independent directors.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth as of April 11, 2014 the number of shares of our common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our common stock; (ii) each director; (iii) each of the named executive officers in the Summary Compensation Table; and (iv) all directors and executive officers as a group. As of April 11, 2014, we had 8,842,692 shares of common stock issued and outstanding.

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

Name and Address of Stockholder (1)	Number of shares beneficially owned	Percentage Ownership (2)
Directors and Executive Officers
Natasha Giordano (3)	168,217	1.9
Yoram Bibring (4)	-	-
Ann F. Saskowitz (5)	188,610	2.1%
Ruth V. Ackerman (6)	50,740	*
Scott Weeber (7)	70,050	*
Mark Carlesimo (8)	-	-
Yaron Eitan (9)	1,600,000	16.3%
Thomas E. Durkin, III	1,170	*
Edmundo Gonzalez (9)	1,600,000	16.3%
Thomas Rebar	-	-
Gary Sekulski (10)	1,243,710	14.1%
Total Officers and Directors	3,322,497	33.2%
5% Stockholders
Selway Capital Holdings LLC (9)	1,600,000	16.3%
Andrew Intrater (9)	1,600,000	16.3%
Doron Cohen (9)	1,600,000	16.3%
Jarret Fass (9)	1,600,000	16.3%
Yair Shamir (9)	1,600,000	16.3%
Andrew Kahn (11)	949,019	9.7%
Donald M. Campbell (11)	949,019	9.7%
Jason Georgatos (11)	949,019	9.7%
AQR Capital Management, LLC (12)	484,758	5.2%
Parkins Capital Management, Inc. (13)	618,833	6.6%
Victor Wexler (14)	744,126	8.4%

*	Beneficially owns less than 1% of our common stock.

1.	Unless otherwise indicated, the business address of each beneficial owner is 66 Ford Road, Suite 230, Denville, NJ 07834.

2.	Percentages based on 8,842,692 shares of common stock outstanding as of April 11, 2014.

3.	Ms. Giordano will be granted a ten year option to acquire shares of common stock of the Company equal to 4.7% of the fully diluted equity of the Company. The option is not subject to the requirement that the company adopt an option plan, and will be exercisable for the greater of the conversion price of the notes issued in the Private Placement or the fair market value of the Company’s common stock on the date of issuance. The options vests as follows: (b) 10% on January 31, 2014; and (b) 2.5% monthly commencing January 3, 2014. Accordingly, as of April 11, 2014, 20% of Ms. Giordano’s option has vested in an amount equal to 0.92% of the fully diluted equity of the Company, or 168,217 shares. In the event Ms. Giordano is terminated without cause, Ms. Giordano terminates her employment for Good Reason, or in the event of death, Ms. Giordano or her estate will be entitled to automatic vesting of the ten year option.

4.	We have agreed to issue to Mr. Bibring an option to purchase up to 200,000 shares of common stock, at an exercise price equal to the fair market value of the shares on the date of grant, upon our implementation of a fully approved and legally compliant employee stock compensation program. These options will vest over a three year period in monthly increments beginning November 1, 2013; provided, however, that the options will vest immediately upon the sale or transfer of all or substantially all of our assets or the sale of more than 50% of the shares of our capital stock entitled to vote generally for the election of our directors.

5.	Includes 150,000 shares beneficially owned by Ms. Saskowitz that are subject to the terms of the Management Share Escrow Agreement and are to be held in escrow until June 30, 2015, unless earlier released in connection with an acquisition transaction.

6.	Includes 25,000 shares beneficially owned by Ms. Ackerman that are subject to the terms of the Management Share Escrow Agreement and are to be held in escrow until June 30, 2015, unless earlier released in connection with an acquisition transaction.

7.	Includes 52,500 shares beneficially owned by Mr. Weeber that are subject to the terms of the Management Share Escrow Agreement and are to be held in escrow until June 30, 2015, unless earlier released in connection with an acquisition transaction. We have agreed to issue to Mr. Weeber an option to purchase up to 200,000 shares of common stock, at an exercise price equal to the fair market value of the shares on the date of grant, upon our implementation of a fully approved and legally compliant employee stock compensation program. These options will vest over a three year period in monthly increments beginning April 30, 2013; provided, however, that the options will vest immediately upon the sale or transfer of all or substantially all of our assets or the sale of more than 50% of the shares of our capital stock entitled to vote generally for the election of our directors.

8.	We have agreed to issue to Mr. Carlesimo an option to purchase up to 200,000 shares of common stock, at an exercise price equal to the fair market value of the shares on the date of grant, upon our implementation of a fully approved and legally compliant employee stock compensation program. These options will vest over a three year period in monthly increments beginning June 3, 2013; provided, however, that the options will vest immediately upon the sale or transfer of all or substantially all of our assets or the sale of more than 35% of the shares of our capital stock entitled to vote generally for the election of our directors.

9.	Consists of 600,000 shares and warrants to purchase 1,000,000 shares of common stock held of record by Selway Capital Holdings LLC. Messrs. Eitan, Gonzalez, Cohen, Fass and Shamir, together with Selway Capital LLC and CN-SCH, LLC, share voting and dispositive power over the founders’ shares owned by Selway Capital Holdings. Selway Capital LLC is controlled by Messrs. Eitan and Gonzalez. The business address of Selway Capital LLC is 900 Third Avenue, 19th Floor, New York, NY 10022. CNSCH, LLC is wholly-owned by Bounty Investments, LLC. Mr. Andrew Intrater is the Chief Executive Officer of each of CN-SCH, LLC and Bounty Investments, LLC. The business address of each of Mr. Intrater, CN-SCH, LLC and Bounty Investments, LLC is 900 Third Avenue, 19th Floor, New York, NY 10022. Mr. Intrater has voting and dispositive power over the founders’ shares attributable to CN-SCH, LLC and Bounty Investments, LLC.

10.	Includes 416,000 shares owned by the Gary Sekulski 2013 Grantor Trust and 185,900 shares owned by Morris Consulting, which entities Mr. Sekulski controls.

11.	Based on a Form 13G/A filed with the Commission on February 14, 2014.

12.	Based on a Form 13G/A filed with the Commission on February 10, 2014.

13.	Based on a Form 13G filed with the Commission on February 10, 2014.

14.	The Company believes that Mr. Wexler is the beneficial owner of 744,126 shares of the Company’s common stock; however, no Form 13D or Form 13G has been filed by Mr. Wexler, so the Company cannot confirm the exact number of shares beneficially owned by him.

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

Year ended December 31, 2013
Audit Fees	$546,988
Audit-Related Fees	-
Tax Fees	5,000
All Other Fees	-

Audit fees were for professional services rendered by BDO USA, LLP for the audits of our December 31, 2013 and June 30, 2013 financial statements, and services that are normally provided by BDO USA, LLP in connection with statutory and regulatory filings or engagements for that fiscal year.

Tax fees were for professional services provided by BDO USA, LLP for certain tax matters, including an evaluation of the limitation of net operating loss carry forward.

BDO USA, LLP did not bill any other fees for services rendered to us during the year ended December 31, 2013 for assurance and related services in connection with the audit of our financial statements.

Pre-Approval of Services

Our audit committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our independent registered public accounting firm. This policy generally provides that we will not engage our independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by the audit committee or the engagement is entered into pursuant to one of the pre-approval procedures described below.

From time to time, our audit committee may pre-approve specified types of services that are expected to be provided to us by our independent registered public accounting firm during the next 12 months. Any such preapproval is detailed as to the particular service or type of services to be provided and is also generally subject to a maximum dollar amount.

Our audit committee has also delegated to the chairman of the audit committee the authority to approve any audit or non-audit services to be provided to us by our independent registered public accounting firm. Any approval of services by the chairman of the audit committee pursuant to this delegated authority is reported on at the next meeting of the audit committee.

The Audit Committee pre-approved all of the Audit, and Tax Fees billed to us by BDO USA, LLP for 2013.

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

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated January 25, 2013, by and among us, Selway Merger Sub, Inc., Healthcare Corporation of America, Prescription Corporation of America, Gary Sekulski, and Edmundo Gonzalez (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission on March 30, 2012).

3.2	By-laws (Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-172714) filed with the Securities and Exchange Commission on March 10, 2011).

3.3	Certificate of Merger (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).

3.4	Certificate of Amendment to Certificate of Incorporation dated September 27, 2013 (incorporated by reference to our Current Report on Form 8-K dated September 27, 2013).

4.1	Specimen common stock certificate (incorporated by reference to our Transition Report on Form 10-KT dated March 13, 2013).

4.2	Form of Unit Purchase Option (Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-172714) filed with the Securities and Exchange Commission on March 10, 2011).

4.3	Specimen Public Redeemable Warrant Certificate (Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-172714) filed with the Securities and Exchange Commission on March 10, 2011).

4.4	Form of Sponsor Payment Warrant (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).

4.5	Forbearance, Waiver and Modification No. 1 to Loan Agreement, dated December 31, 2013 (incorporated by reference to our Current Report on Form 8-K dated December 31, 2013).

4.6	Securities Purchase Agreement dated December 31, 2013 (incorporated by reference to our Current Report on Form 8-K dated December 31, 2013).

4.7	Form of Junior Secured Convertible Term Notes (incorporated by reference to our Current Report on Form 8-K dated December 31, 2013).

4.8	Form of Warrant (incorporated by reference to our Current Report on Form 8-K dated December 31, 2013).

4.9	Master Security Agreement (incorporated by reference to our Current Report on Form 8-K dated December 31, 2013).

4.10	Subsidiary Guarantee (incorporated by reference to our Current Report on Form 8-K dated December 31, 2013).

4.11	Registration Rights Agreement (incorporated by reference to our Current Report on Form 8-K dated December 31, 2013).

10.1	Voting Agreement, dated January 25, 2013, by and among us, Healthcare Corporation of America, and certain shareholders (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).

10.2	Voting Agreement, dated April 10, 2013, by and among us and certain shareholders (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).

10.3	Exchange Agreement, by and between us and certain shareholders (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).

10.4	Exchange Agreement, by and between us and certain shareholders (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).

10.5	Registration Rights Agreement, dated April 10, 2013, by and among us and Gary Sekulski, as representative of the stockholders of Healthcare Corporation of America (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).

10.6	Closing Payment Escrow Agreement, dated April 10, 2013, by and among us, Selway Merger Sub, Inc., Healthcare Corporation of America, Gary Sekulski, Edmundo Gonzalez, and American Stock Transfer & Trust Company LLC, as escrow agent (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).

10.7	Management Share Escrow Agreement, dated April 10, 2013, by and among us, Healthcare Corporation of America, certain key personnel signatories thereto, and American Stock Transfer & Trust Company LLC, as escrow agent (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).

10.8	Marketing and Consulting Agreement, dated January 3, 2012, by and between Prescription Corporation of America and Otis Fund (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).

10.9	Employment Agreement, dated September 15, 2012, by and between Healthcare Corporation of America and Ruth Ackerman (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).

10.10	Employment Agreement, dated September 15, 2012, by and between Healthcare Corporation of America and Ann Saskowitz (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).

10.11	Consulting Agreement, dated October 1, 2012, by and between Healthcare Corporation of America, its subsidiaries, Rx Services Inc., Nitin Khandwala, and Hemil Khandwala (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).

10.12	Lease, dated October 23, 2009, by and between W.P. Properties, LLC and Healthcare Corporation of America, its affiliates and subsidiaries (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).

10.13	Lease, dated October 20, 2011, by and between W.P. Properties, LLC and Prescription Corporation of America (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).

10.14	Lease Extensions, dated February 28, 2012 (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).

10.15	Management Services Agreement, dated January 1, 2012, by and between HCCA and Argus Health Systems (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).†

10.16	Amended and Restated Employment Agreement, dated May 9, 2013, by and between us and Yoram Bibring (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).

10.17	Form of Restricted Stock Agreement, dated April 10, 2013 (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).

10.18	Rescission Agreement, dated June 25, 2013, by and between us and Gary Sekulski (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).

10.19	Rescission Agreement, dated June 28, 2013, by and between us and Thomas E. Durkin, III (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).

10.20	Securities Escrow Agreement between us, American Stock Transfer & Trust Company, LLC and the Founders (Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-172714) filed with the Securities and Exchange Commission on March 10, 2011).

10.21	Registration Rights Agreement among us and the founders (Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-172714) filed with the Securities and Exchange Commission on March 10, 2011).

10.22	Employment Agreement by and between the Company and Natasha Giordano (incorporated by reference to our Current Report on Form 8-K dated December 31, 2013).

10.23	Amendment No. 1 to the Employment Agreement between the Company and Natasha Giordano (incorporated by reference to our Current Report on Form 8-K dated December 31, 2013).

14.1	Code of Business Conduct and Ethics (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).

21.1	List of Subsidiaries (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).

31.1	Certification of Principal Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

† Confidential treatment has been requested with respect to certain portions of this exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHCARE CORPORATION OF AMERICA

Dated: April 15, 2014	By:	/s/ Natasha Giordano
	Name:	Natasha Giordano
	Title:	Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 15, 2014	By:	/s/ Natasha Giordano
	Name:	Natasha Giordano
	Title:	Chief Executive Officer, President and Director (Principal Executive Officer)

Dated: April 15, 2014	By:	/s/ Yoram Bibring
	Name:	Yoram Bibring
	Title:	Chief Financial Officer (Principal Accounting and Financial Officer)

Dated: April 15, 2014	By:	/s/ Ann F. Saskowitz
	Name:	Ann F. Saskowitz
	Title:	VP Service Operations and Director

Dated: April 15, 2014	By:	/s/ Yaron Eitan
	Name:	Yaron Eitan
	Title:	Director

Dated: April 15, 2014	By:	/s/ Thomas E. Durkin, III
	Name:	Thomas E. Durkin, III
	Title:	Director

Dated: April 15, 2014	By:	/s/ Edmundo Gonzalez
	Name:	Edmundo Gonzalez
	Title:	Director

Dated: April 15, 2014	By:	/s/ Thomas Rebar
	Name:	Thomas Rebar
	Title:	Director

Dated: April 15, 2014	By:	/s/ Gary Sekulski
	Name:	Gary Sekulski
	Title:	Director

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated January 25, 2013, by and among us, Selway Merger Sub, Inc., Healthcare Corporation of America, Prescription Corporation of America, Gary Sekulski, and Edmundo Gonzalez (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission on March 30, 2012).

3.2	By-laws (Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-172714) filed with the Securities and Exchange Commission on March 10, 2011).

3.3	Certificate of Merger (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).

3.4	Certificate of Amendment to Certificate of Incorporation dated September 27, 2013 (incorporated by reference to our Current Report on Form 8-K dated September 27, 2013).

4.1	Specimen common stock certificate (incorporated by reference to our Transition Report on Form 10-KT dated March 13, 2013).

4.2	Form of Unit Purchase Option (Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-172714) filed with the Securities and Exchange Commission on March 10, 2011).

4.3	Specimen Public Redeemable Warrant Certificate (Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-172714) filed with the Securities and Exchange Commission on March 10, 2011).

4.4	Form of Sponsor Payment Warrant (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).

4.5	Forbearance, Waiver and Modification No. 1 to Loan Agreement, dated December 31, 2013 (incorporated by reference to our Current Report on Form 8-K dated December 31, 2013).

4.6	Securities Purchase Agreement dated December 31, 2013 (incorporated by reference to our Current Report on Form 8-K dated December 31, 2013).

4.7	Form of Junior Secured Convertible Term Notes (incorporated by reference to our Current Report on Form 8-K dated December 31, 2013).

4.8	Form of Warrant (incorporated by reference to our Current Report on Form 8-K dated December 31, 2013).

4.9	Master Security Agreement (incorporated by reference to our Current Report on Form 8-K dated December 31, 2013).

4.10	Subsidiary Guarantee (incorporated by reference to our Current Report on Form 8-K dated December 31, 2013).

4.11	Registration Rights Agreement (incorporated by reference to our Current Report on Form 8-K dated December 31, 2013).

10.1	Voting Agreement, dated January 25, 2013, by and among us, Healthcare Corporation of America, and certain shareholders (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).

10.2	Voting Agreement, dated April 10, 2013, by and among us and certain shareholders (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).

10.3	Exchange Agreement, by and between us and certain shareholders (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).

10.4	Exchange Agreement, by and between us and certain shareholders (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).

10.5	Registration Rights Agreement, dated April 10, 2013, by and among us and Gary Sekulski, as representative of the stockholders of Healthcare Corporation of America (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).

10.6	Closing Payment Escrow Agreement, dated April 10, 2013, by and among us, Selway Merger Sub, Inc., Healthcare Corporation of America, Gary Sekulski, Edmundo Gonzalez, and American Stock Transfer & Trust Company LLC, as escrow agent (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).

10.7	Management Share Escrow Agreement, dated April 10, 2013, by and among us, Healthcare Corporation of America, certain key personnel signatories thereto, and American Stock Transfer & Trust Company LLC, as escrow agent (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).

10.8	Marketing and Consulting Agreement, dated January 3, 2012, by and between Prescription Corporation of America and Otis Fund (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).

10.9	Employment Agreement, dated September 15, 2012, by and between Healthcare Corporation of America and Ruth Ackerman (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).

10.10	Employment Agreement, dated September 15, 2012, by and between Healthcare Corporation of America and Ann Saskowitz (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).

10.11	Consulting Agreement, dated October 1, 2012, by and between Healthcare Corporation of America, its subsidiaries, Rx Services Inc., Nitin Khandwala, and Hemil Khandwala (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).

10.12	Lease, dated October 23, 2009, by and between W.P. Properties, LLC and Healthcare Corporation of America, its affiliates and subsidiaries (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).

10.13	Lease, dated October 20, 2011, by and between W.P. Properties, LLC and Prescription Corporation of America (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).

10.14	Lease Extensions, dated February 28, 2012 (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).

10.15	Management Services Agreement, dated January 1, 2012, by and between HCCA and Argus Health Systems (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).†

10.16	Amended and Restated Employment Agreement, dated May 9, 2013, by and between us and Yoram Bibring (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).

10.17	Form of Restricted Stock Agreement, dated April 10, 2013 (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).

10.18	Rescission Agreement, dated June 25, 2013, by and between us and Gary Sekulski (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).

10.19	Rescission Agreement, dated June 28, 2013, by and between us and Thomas E. Durkin, III (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).

10.20	Securities Escrow Agreement between us, American Stock Transfer & Trust Company, LLC and the Founders (Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-172714) filed with the Securities and Exchange Commission on March 10, 2011).

10.21	Registration Rights Agreement among us and the founders (Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-172714) filed with the Securities and Exchange Commission on March 10, 2011).

10.22	Employment Agreement by and between the Company and Natasha Giordano (incorporated by reference to our Current Report on Form 8-K dated December 31, 2013).

10.23	Amendment No. 1 to the Employment Agreement between the Company and Natasha Giordano (incorporated by reference to our Current Report on Form 8-K dated December 31, 2013).

14.1	Code of Business Conduct and Ethics (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).

21.1	List of Subsidiaries (incorporated by reference to our Current Report on Form 8-K dated January 25, 2013).

31.1	Certification of Principal Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

† Confidential treatment has been requested with respect to certain portions of this exhibit.

HEALTHCARE CORPORATION OF AMERICA

CONSOLIDATED FINANCIAL STATEMENTS

As of and for the periods ended December 31, 2013 and December 31, 2012

AND

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

HEALTHCARE CORPORATION OF AMERICA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firms	F-1 to F-2

Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012	F-3

Consolidated Statements of Operations for the Years Ended December 31, 2013 and December 31, 2012	F-4

Consolidated Statements of Redeemable Securities and Stockholders’ Deficit for the Years Ended December 31, 2013 and December 31, 2012	F-5 to F-6

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and December 31, 2012	F-7 to F-8

Notes to Consolidated Financial Statements	F-9 to F-29

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Healthcare Corporation of America

Denville, NJ

We have audited the accompanying consolidated balance sheets of Healthcare Corporation of America as of December 31, 2013 and the related consolidated statements of operations, redeemable securities and stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Healthcare Corporation of America at December 31, 2013, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has significant working capital and stockholders’ deficiencies at December 31, 2013, that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP

Woodbridge, NJ

April 15, 2014

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

Seattle, Washington
February 28, 2013
May 15, 2013 as to Note 2 and Restatement
January 17, 2014 as to Note 4 Subsequent Restatement and Going Concern Paragraph Above

HEALTHCARE CORPORATION OF AMERICA

CONSOLIDATED BALANCE SHEETS

As of December 31, 2013 and 2012

	December 31, 2013	December 31, 2012
Assets

Current assets:
Cash and cash equivalents	$2,614,375	$1,791,134
Accounts receivable	1,512,254	1,126,846
Inventory	638,858	544,004
Rebates receivable	2,072,049	1,323,474
Prepaid expenses and other current assets	164,450	619,271

Total current assets	7,001,986	5,404,729

Property and equipment, net	1,148,515	1,114,055
Deferred financing costs, net	254,252	-
Software, net	399,383	-
Other assets	406,463	83,686

Total assets	$9,210,599	$6,602,470

Liabilities, Redeemable Securities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$5,184,273	$4,431,366
Accrued expenses	3,294,467	568,528
Deferred revenue	2,090,614	638,223
Bridge notes	-	4,192,954
Senior convertible note, net of debt discount of $3,703,224	1,296,776	-
Junior convertible note, net of debt discount of $2,325,125	-	-

Current portion of capital leases	216,400	137,703
Other current liabilities	19,503	-

Total current liabilities	12,102,033	9,968,774

Incentive Notes	2,934,297	-
Capital leases, net of current portion	579,390	399,382
Derivative liabilities	5,405,889	121,350
Other liabilities	44,631	64,133

Total liabilities	21,066,240	10,553,639

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding at December 31, 2013 and Preferred stock, no par value; 592,500 shares authorized; 592,500 shares issued and outstanding; liquidation preference of $1,481,250 at December 31, 2012	-	2,362,517
Common stock, $.0001 par value; 30,000,000 shares authorized; 8,832,492 shares issued and outstanding at December 31, 2013 and Common stock, no par value; 50,000,000 authorized; 40,000,009 shares issued and outstanding at December 31, 2012	882	4,175,856
Additional paid-in capital	23,327,727	150,000
Accumulated deficit	(35,184,250)	(10,639,542)

Total stockholders’ deficit	(11,855,641)	(3,951,169)

Total liabilities, redeemable securities and stockholders’ deficit	$9,210,599	$6,602,470

The accompanying notes form an integral part of the consolidated financial statements.

HEALTHCARE CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2013 and 2012

	For the Year Ended	For the Year Ended
	December 31, 2013	December 31, 2012

Sales	$58,013,163	$27,305,795
Cost of sales	54,801,424	26,148,118

Gross profit	3,211,739	1,157,677

Operating expenses:
Selling, general and administrative	20,273,583	7,603,458

Loss from operations	(17,061,844)	(6,445,781)

Other income (expense):
Interest expense	(8,893,827)	(1,130,184)
Change in fair value of derivative liabilities	3,552,462	-
Loss on extinguishment of debt	(2,141,499)	-

Total other income (expense)	(7,482,864)	(1,130,184)

Loss before provision for income taxes	(24,544,708)	(7,575,965)

Provision for income taxes	-	-

Net loss	$(24,544,708)	$(7,575,965)

Less: Deemed dividend to preferred stockholders	(3,532,858)	-

Net loss attributable to common stockholders	$(28,077,566)	$(7,575,965)

Earnings per share:
Basic and diluted loss per share	$(3.56)	$(0.19)

Weighted average number of shares outstanding	7,890,470	38,939,909

The accompanying notes form an integral part of the consolidated financial statements

HEALTHCARE CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF REDEEMABLE SECURITIES AND STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2013 and 2012

			Stockholders’ Deficit						Treasury
	Redeemable Common Stock		Preferred Stock		Common Stock		Additional	Accumulated	Stock		Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Shares	Amount	Deficit

Balance at January 1, 2012	-	$-	-	$2,362,517	37,879,809	$3,525,294	$-	$(3,063,577)	-	$-	$2,824,234
Sale of common stock	-	-	-	-	2,120,200	650,562	-	-	-	-	650,562
Issuance of warrants	-	-	-	-			250,000	-	-	-	250,000
Redemption of common stock	-	-	-	-		-	(100,000)	-	-	-	(100,000)
Net loss	-	-	-	-	-	-	-	(7,575,965)	-	-	(7,575,965)

Balance at December 31, 2012	-	-	-	2,362,517	40,000,009	4,175,856	150,000	(10,639,542)	-	-	(3,951,169)

HEALTHCARE CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF REDEEMABLE SECURITIES AND STOCKHOLDERS’ DEFICIT (Continued)

For the Years Ended December 31, 2013 and 2012

			Stockholders’ Deficit						Treasury
	Redeemable Common Stock		Preferred Stock		Common Stock		Additional	Accumulated	Stock		Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Shares	Amount	Deficit

Balance at December 31, 2012	-	-	-	2,362,517	40,000,009	4,175,856	150,000	(10,639,542)	-	-	(3,951,169)
Receipt of stock previously redeemed	-	-	-	-	-	-	100,000	-	(500,000)	(100,000)	-
Stock based compensation	-	-	-	-	-	-	380,000	-	500,000	100,000	480,000
Effect of recapitalization - reverse merger with Selway Capital
Acquisition Corp	-	-	-	(2,362,517)	(40,000,009)	(4,175,856)	4,175,856	-	-	-	(2,362,517)
Issue stock to stockholders	-	-	-	-	5,200,000	520	(520)	-	-	-	-
Selway equity at closing	-	-	-	-	2,500,000	250	20,599,750	-	-	-	20,600,000
Common stock issued upon conversion of bridge notes	-	-	-	-	315,959	32	3,159,592	-	-	-	3,159,624
Common stock issued in conversion of redeemable preferred stock and 296,250 warrants	-	-	-	-	592,500	59	2,362,458	-	-	-	2,362,517
Common stock issued as incentive shares	-	-	-	-	750,000	75	2,919,925	-	-	-	2,920,000
Conversion of sponsor warrants into common stock	-	-	-	-	100,000	10	(10)	-	-	-	-
Stock issued to underwriters	-	-	-	-	335,000	33	(33)	-	-	-	-
Stock subject to redemption	839,965	8,651,639	-	-	(839,965)	(84)	(8,651,555)	-	-	-	(8,651,639)
Expenses of offering	-	-	-	-	-	-	(814,076)	-	-	-	(814,076)
Payments to Series A Holders	-	-	-	-	-	-	(3,101,038)	-	-	-	(3,101,038)
Assumed liabilities of Selway	-	-	-	-	-	-	(6,323,148)				(6,323,148)
Recognition of contingent beneficial conversion feature on the convertible bridge notes	-	-	-	-	-	-	1,182,327				1,182,327
Recognition of beneficial conversion feature on the senior convertible note	-	-	-	-	-	-	654,144				654,144
Issuance of equity warrants in connection with the senior convertible note	-	-	-	-	-	-	1,154,144				1,154,144
Issuance of equity warrants in connection with line of credit	-	-	-	-	-	-	88,730				88,730
Purchase of redeemable stock	(839,965)	(8,651,639)	-	-	-	-	-				-
Cancelation of accrued underwriting fees	-	-	-	-	-	-	148.008				148,008
Issuance of shares of common stock and modification of equity warrants in connection with the modification of the senior notes	-	-	-	-	425,000	42	3,504,024				3,504,066
Cancellation of escrowed common stock and incentive notes issued at merger	-	-	-	-	(546,002)	(55)	225,770				225,715
Recognition of terms of 1 million warrants issued to related parties	-	-	-	-	-	-	561,712				561,712
Stock based compensation	-	-	-	-	-	-	851,667	-	-	-	851,667
Net loss	-	-	-	-	-	-	-	(24,544,708)	-	-	(24,544,708)

Balance at December 31, 2013	-	$-	-	$-	8,832,492	$882	$23,327,727	$(35,184,250)	-	$-	$(11,855,641)

The accompanying notes form an integral part of the consolidated financial statements

HEALTHCARE CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2013 and 2012

	Year Ended	Year Ended
	December 31, 2013	December 31, 2012

Cash used in operating activities:
Net loss	$(24,544,708)	$(7,575,965)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	367,106	205,997
Non cash interest expense	7,224,920	-
Stock-based compensation	4,251,667	-
Non cash loss on debt extinguishment	2,141,499	-
Note-based compensation	449,612	-
Common stock issued as other expense	-	641,142
Mark to market adjustment on warrant liability	(3,552,462)	-
Warrant modification	561,712	-
Changes in assets and liabilities:	-	-
Accounts receivable	(385,408)	42,316
Rebates receivable	(748,575)	(1,323,474)
Inventory	(94,854)	(258,296)
Prepaid expenses and other current assets	480,554	(603,338)
Accounts payable and accrued expenses	2,790,488	295,502
Deferred revenues	1,452,391	638,223
Other liabilities	-	16,486

Total cash used in operating activities	(9,606,058)	(7,921,407)

Cash used in investing activities:
Purchase of property and equipment	(321,837)	(495,768)

Total cash used in investing activities	(321,837)	(495,768)

Cash from financing activities:
Proceeds from cash received at Merger	11,948,361	-
Payment to Series A Holders	(3,101,038)	-
Expense of offering	(814,076)	-
Proceeds from sale of common stock	-	9,420
Proceeds from senior convertible note	5,000,000	-
Proceeds from junior convertible note	1,862,500	-
Proceeds from notes payable	-	4,192,954
Payments of notes payable	(3,025,000)	-
Drawing on line of credit	534,343	-
Repayment of line of credit	(534,343)	-
Proceeds from cash released from trust	8,652,482	-
Redemption of common stock	(8,651,639)	-
Debt costs	(900,047)	-
Redeemable preferred stock	-	2,362,517
Warrants (repaid)/ issued	-	371,350
Redemption of common stock	-	(100,000)
Payments of capital leases	(220,407)	-
Other	-	17,683

Total cash provided by financing activities	10,751,136	6,853,924

Net increase (decrease) in cash	823,241	(1,563,251)

Cash, beginning of period	1,791,134	3,354,385

Cash, end of period	$2,614,375	$1,791,134

(Continued)

The accompanying notes form an integral part of the consolidated financial statements

HEALTHCARE CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

For the Years Ended December 31, 2013 and 2012

	Year Ended	Year Ended
	December 31, 2013	December 31, 2012

Supplemental disclosures:

Interest	$686,452	$852,276

Income taxes	$-	$-

Equipment purchases under capital leases	$479,112
Deferred financing fees incurred but not paid	301,355
Promissory notes and interest converted to common stock	3,159,624
Debt discount recorded through the issuance of warrants and beneficial conversion feature	1,808,288
Accrued expenses converted to junior convertible note	250,000
Cancellation of escrowed common stock and incentive notes issued at merger	225,771
Cancellation of accrued underwriters fees	148,008

Assets received in reverse merger:
Other receivable	$857
Note receivable	3,554

	4,411

Liabilities assumed in reverse merger:
Accounts payable	183,981
Deferred underwriting fees	148,008
Notes payable	1,977,570
Warrant liability	4,018,000
Common stock	-
Additional paid-in capital	-
Accumulated deficit	-

	6,327,559

Net liabilities assumed	$6,323,148

The accompanying notes form an integral part of the consolidated financial statements

HEALTHCARE CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2013 and 2012 and for the Years Then Ended

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

2. Liquidity and Financial Condition

The Company has a working capital deficit and a history of recurring losses and negative cash flows from operating activities. As of December 31, 2013 and 2012, the Company has working capital deficiences of $5,100,047 and $4,564,045, respectively and stockholders’ deficit of $11,855,641 and $3,951,169, respectively. During the years ended December 31, 2013 and 2012, the Company incurred net losses of $24,544,708 and $7,575,965, respectively, and negative cash flows from operating activities of $9,606,056 and $7,921,407, respectively. Collectively, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of December 31, 2013 and 2012 and for the Years Then Ended

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

As of December 31, 2013 and 2012 and for the Years Then Ended

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

The Promissory Notes bore interest at 8%, were convertible into 10,000 shares of Series C Common Stock if a transaction with Selway occurred and matured on the earlier of a transaction with Selway or September 12, 2013. HCCA allocated the value received from the sale of the units first to the estimated fair value of warrants. The residual value was then allocated to the preferred stock and promissory note based on their relative fair values. As a result of the allocation, HCCA recorded a debt discount of $2,445,242. The debt discount was amortized to interest expense over the term of the Promissory Note. HCCA recorded interest expense of $1,732,047, including $1,018,851 to recognize the unamortized debt discount at the April 10, 2013 transaction date. HCCA recorded interest expense of $713,196 related amortization of the debt discount in the year ended December 31, 2012. Upon issuing the promissory notes, HCCA determined the contingent beneficial conversion feature to the holders of the Promissory Notes, if they converted into shares of Selway and recorded additionally $1,182,327, as additional interest expense upon the conversion of the promissory notes. In accordance with the terms of the promissory notes issued in the Bridge Financing, at the time of the Merger, notes in the aggregate amount of $3,159,624 (including principal and interest accrued to date) were converted into 315,959 shares of the Company’s Series C common stock and notes in the aggregate principal amount of $3,025,000 were repaid in full. The promissory note included in the Bridge Financing was only convertible into shares of common stock if the transaction with Selway closed before the maturity of the note. At the issuance of the Bridge Financing, the Company determined that a contingent beneficial conversion feature existed representing the difference in the value of the underlying shares and the allocated value to the promissory note. Upon closing of the transaction, the Company recognized the contingent beneficial conversion feature in additional paid-in capital and recorded $1,182,327 as additional interest expense.

In connection with the Bridge Financing, HCCA executed a registration rights agreement that required it to register the shares underlying the Bridge Financing if the transaction was completed. The agreement required HCCA to file a registration statement within 60 days of the completion of the transaction with Selway and have the registration statement declared effective within 120 days. The agreement requires damages of 1% per month of the Bridge Financing, capped at 10%, for each month the Company does not comply with the requirement. As a result of the restatements and investigation, the Company did not file a registration statement and have it declared effective within the period required and recorded the maximum damages under the agreement. The Company recorded $592,500 to interest expense for the year ended December 31, 2013.

In conjunction with the merger of Merger Sub into HCCA:

•	The Company entered into exchange agreements with three beneficial holders of HCCA’s bridge loan who were also beneficial holders of greater than 5% of the Company’s Series A common stock. Pursuant to the exchange agreements, such holders converted an aggregate of 281,554 shares of the Company’s Series A common stock to the Company’s Series C common stock. In conjunction with the exchange, such holders were repaid bridge notes in the aggregate principal amount of $3,025,000.

HEALTHCARE CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2013 and 2012 and for the Years Then Ended

•	The Company entered into exchange agreements with three beneficial holders of greater than 5% of the Company’s Series A common stock. Pursuant to the exchange agreements, such holders converted an aggregate of 878,481 shares of the Company’s Series A common stock to the Company’s Series C common stock and received $3.53 per share of Series A common stock exchanged, or an aggregate of $3,101,038.

•	An aggregate of $11,948,361 was released from the Company’s trust account, reflecting the number of shares of the Company’s Series A common stock that were converted into the Company’s Series C common stock, of which $237,007 was paid to the underwriters from the Company’s initial public offering. The Company incurred other costs related to the transaction totaling $577,069 and recorded both these costs and the costs paid to the underwriters as a reduction to Additional Paid In Capital.

•	The placement warrants held by the Company’s founders were converted into the right to receive: (i) an aggregate of 100,000 shares of common stock; and (ii) warrants to purchase an aggregate of 1,000,000 shares of common stock at an exercise price of $10.00 per share. The proceeds from the exercise of the exchange warrants will be paid: (i) 75% to the holders of all of the issued and outstanding shares of common stock of HCCA immediately prior to the time of the merger; and (ii) 25% to certain members of HCCA management. The exchange warrants are only exercisable for cash, may not be exercised on a cashless basis, and must be exercised if the closing price for the combined company’s common stock exceeds $12.00 per share for 20 trading days in any 30-trading-day period. On November 22, 2013, the Company cancelled these warrants and issued a new warrant to purchase 1 million shares of common stock. The replacement warrant was recorded to additional paid in capital. Per the terms of the warrant agreement, the warrant’s initial exercise price was $7.50 per share, subject to adjustment upon the first subsequent financing of the Company. This financing occurred on December 31, 2013 upon which the exercise price of this warrant was adjusted from $7.50 to $1.50. The new warrants do not include the provision to share the exercise proceeds with former shareholders of HCCA or management. The Company recorded a charge to interest expense of $561,712 reflecting the value of the modification to the warrant.

Pursuant to an engagement letter entered into by HCCA with its investment banking adviser, 5% of all consideration received was owed to the adviser. Accordingly the Company issued 335,000 shares of common stock representing 5% of the common stock and incentive stock, as adjusted, received by HCCA and issued an incentive note of $500,000 representing 5% of the incentive notes issued to HCCA. The present value of the incentive note was recorded to additional paid in capital and is included in liabilities assumed. 26,002 shares issued to the advisor were placed in escrow and cancelled in December 2013.

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

As of December 31, 2013 and 2012 and for the Years Then Ended

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

As of December 31, 2013 and 2012 and for the Years Then Ended

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

HEALTHCARE CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2013 and 2012 and for the Years Then Ended

Accounts Receivable

Accounts receivable represent amounts owed to the Company for products sold and services rendered net of an allowance for doubtful accounts. The Company grants unsecured credit to its customers. The Company continuously monitors the payment performance of its customers to ensure collections and minimize losses. Management does not believe that significant credit risks exist. An allowance for doubtful accounts is based upon the credit profiles of specific customers, economic and industry trends and historic payment experience. There is no allowance for doubtful accounts at December 31, 2013 and December 31, 2012.

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

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company assesses recoverability by determining whether the net book value of the related asset will be recovered through the projected undiscounted future cash flows of the asset. If the Company determines that the carrying value of the asset may not be recoverable, it measures any impairment based on the fair value of the asset as compared to its carrying value. During the years ended December 31, 2013 and December 31, 2012, the Company did not record any impairment charges.

HEALTHCARE CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2013 and 2012 and for the Years Then Ended

Investments Held in Trust

The Company applies the provisions of ASC Topic 320-10, Investment - Debt and Equity, to account for investments held in trust, which comprise only of held-to maturity securities. Held-to-maturity securities are those securities, which the Company has the ability and intent to hold until maturity. Held-to-maturity securities are recorded at amortized cost on the accompanying balance sheets and adjusted for any amortization or accretion of premiums or discounts.

Deferred Financing Costs

Costs related to obtaining long-term debt financing have been capitalized and amortized over the term of the related debt using the straight line method. Amortization of deferred financing costs charged to interest expense was $1,568,446 and $254,993 for the years ended December 31, 2013 and 2012, respectively. The unamortized balance was $254,252 and $552,380 at December 31, 2013 and 2012, respectively.

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

As of December 31, 2013 and 2012 and for the Years Then Ended

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

Advertising Expenses

Advertising expenses are expensed as incurred and included in selling, general and administrative expenses on the accompanying statements of operations. Advertising expenses were approximately $75,000 and $143,000 for the years ended December 31, 2013 and 2012, respectively.

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

As of December 31, 2013 and 2012 and for the Years Then Ended

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

At December 31, 2013 the Company had 2,000,000 warrants exercisable into its shares of common stock that were issued in connection with Selway’s initial public offering (“Selway IPO Warrants”). These warrants are publicly traded and are classified as liabilities. Additionally, HCCA issued 296,250 warrants in connection with the Bridge Financing with identical terms as the Selway IPO Warrants. The Company has valued all of these warrants as December 31, 2013 based on the closing price of the Selway IPO Warrants. Because the market for the Selway IPO Warrants is not active, the valuation is classified as a Level 2 measurement. These warrants are exercisable at $7.50 a share and expire on November 7, 2016.

On December 31, 2013, the Company executed a forbearance agreement with the holders of its senior convertible debt. Among other things, this agreement required the Company to issue 425,000 shares of common stock to the senior convertible debt holders and permit the redemption of 25,000 shares at the rate of $10 per share through June 30, 2019 (the “Senior Debt Redemption Feature”). The Company evaluated the redemption terms embedded in the agreement and determined that such terms should be bifurcated from the common stock and recorded as a liability. The Company determined the fair value of the Senior Debt Redemption Feature utilizing a black scholes valuation model. The key inputs to the valuation were the Company’s share price at the date of valuation and the expected volatility. The Company did not become publicly traded until April 11, 2013 and therefore determined its expected volatility from a selection of similar publicly traded companies. The valuation is classified as a Level 2 valuation based on the use of volatility calculations from other publicly traded companies.

On December 31, 2013, the Company issued $2,325,125 of Junior Convertible Notes convertible into 1,550,083 shares of common stock maturing on December 31, 2015 and Warrants to acquire 1,550,083 shares of common stock at $1.50 that expire on December 31, 2018. The conversion feature in the Junior Convertible Notes and Warrant agreement contain anti-dilution provisions that cause the related conversion rate and exercise price to decrease and the related shares increase if the Company is deemed to issue equity at a per share value less than the then conversion rate and exercise price. The Company evaluated this feature and determined that conversion feature in the Junior Convertible Notes should be bifurcated from the underlying debt agreement and recorded as a liability and the Warrants to be classified as liabilities (the Junior Convertible Notes Conversion Feature and Warrants).

The Company utilized a Monte Carlo simulation model to estimate the value of the Junior Convertible Notes Conversion Feature and Warrants. The Company classified this valuation as Level 3 valuation as the key inputs to the Monte Carlo include timing of equity raises and the estimated share price at such dates.

The table below presents the Company’s fair value hierarchy for those derivative instruments measured at fair value on a recurring basis as of December 31, 2013:

	Level 1	Level 2		Level 3	Total

Senior debt redemption feature	$-		$250,000	$-	$250,000
Warrants and convertible feature junior convertible note	$-	$		$5,087,000	$5,087,000
Warrants	$-		$68,889	$-	$68,889

Total derivative liabilities	$-		$318,889	$5,087,000	$5,405,889

The table below presents the Company’s fair value hierarchy for those derivative instruments measured at fair value on a recurring basis as of December 31, 2013:

	Beginning of Period	Issuances	Changes in Fair Value	Balance end of Period
Warrants and Convertibles Feature Junior Convertible Notes	$-	$5,087,000	-	$5,087,000

HEALTHCARE CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2013 and 2012 and for the Years Then Ended

The table below presents the Company’s fair value hierarchy for those derivative instruments measured at fair value on a recurring basis as of December 31, 2012:

	Level 1	Level 2	Level 3	Total

Warrants	$-	$121,350	$-	$121,350

Total derivative liabilities	$-	$121,350	$-	$121,350

Fair Value of Financial Instruments

The fair values of cash and cash equivalents, accounts receivable, rebates receivable and accounts payable approximate their carrying values due to the short-term nature of the instruments. The fair values of long-term debt approximates their carrying value due to the fact that these instruments were modified or executed at year-end. The fair value of investments held in trust is not materially different than its carrying value because of the short-term nature of the investments.

Risks and Concentrations

The Company utilizes the services of a single claims adjudicator. If there is an adverse situation in this relationship, the Company’s mail order pharmaceutical fulfillment services would be ineffective until a replacement claims adjudicator was obtained.

Approximately 12% of the Company’s 2012 revenues were derived from one customer. Revenues from this customer were 9% of our revenues for the year ended December 31, 2013. In addition, approximately 13% of the Company’s 2013 revenues were derived from another customer. No amounts were due from either customer at December 31, 2013 or 2012. In addition, the customers of one of the Company’s resellers accounted for approximately 25% and 14% of the Company’s revenue for the years ended December 31, 2013 and 2012, respectively. Amounts due from these customers represented 76% and 46% of accounts receivable at December 31, 2013 and 2012, respectively.

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

HEALTHCARE CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2013 and 2012 and for the Years Then Ended

	Year Ended	Year Ended
	December 31, 2013	December 31, 2012
Basic and Diluted:
Net loss	$(24,544,708)	$(7,575,965)
Less: Deemed dividend to preferred stockholders	(3,532,858)	-
Net loss attributable to common stockholders	$(28,077,566)	$(7,575,965)
Weighted average shares	7,890,470	38,939,909
Basic loss per common share	$(3.56)	$(0.19)

The following table summarizes the number of shares of common stock attributable to potentially dilutive securities outstanding for each of the periods which are excluded in the calculation of diluted loss per share:

	Year Ended	Year Ended
	December 31, 2013	December 31, 2012
Dilutive Potential Common Shares
Warrants	5,596,106	1,585,833
Restricted stock awards	-	75,292
Convertible notes payable	3,750,083	2,666,667

Reclassification

Certain previously reported amounts have been reclassified to conform to the presentation used in the December 31, 2013 financial statements.

6. Property and Equipment

Property and equipment is as follows:

	December 31, 2013	December 31, 2012

Furniture, fixtures and equipment	$1,662,201	$1,374,126
Leasehold improvements	50,548	10,162
	1,712,749	1,384,288
Accumulated depreciation and amortization	(564,234)	(270,233)

Net property and equipment	$1,148,515	$1,114,055

Amortization and depreciation was approximately $294,000 and $206,000 for the years ended December 30, 2013 and 2012, respectively.

HEALTHCARE CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2013 and 2012 and for the Years Then Ended

7. Software, net

Software, net is as follows:

	December 31, 2013	December 31, 2012

Software costs	$472,489	$-
Accumulated amortization	(73,106)	-

Net software costs	$399,383	$-

Amortization expense was 73,106 for the year ended December 31, 2013.

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

On April 10, 2013, Selway closed the acquisition of HCCA through the Merger (see Notes 1 and 3). At the time of the Merger, holders of 1,160,035 shares of redeemable common stock decided not to redeem their shares and accordingly approximately $11,948,000 was released from the escrow. As per the certificate of incorporation of Selway, the remaining balance of the trust account of approximately $8,652,000 was used to redeem the remaining 839,965 redeemable common shares through a tender offer which closed on August 15, 2013. The amount in trust can be invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less. Prior to being released from the escrow, the United States government securities were in an account at Wells Fargo Bank, while the cash amount was in a JP Morgan Chase cash account. The United States government securities matured and the total trust balance of $8,652,482 was in cash.

The Company classified its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments - Debt and Equity Securities.” Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet and adjusted for the amortization or accretion of premiums or discounts.

9. Deferred Financing Costs

Deferred financing costs are as follows:

Balance January 1, 2013	$-
Costs incurred for line of credit, Senior convertible note including forbearance, Waiver and modification to the senior convertible note, and the junior convertible note for the year ended December 31, 2013	1,203,427
Amortization for the year ended December 31, 2013 *	(949,175)

Balance December 31, 2013	$254,252

*Including fully amortizing deferred costs of $538,637 relating to line of credit terminated in September 2013 (see Note 11) and fully amortizing deferred costs relating to the senior convertible note of $298,129, which is included in this loss on extinguishment upon entering into a forbearance, waiver and modification agreement (see Note 13).

HEALTHCARE CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2013 and 2012 and for the Years Then Ended

10. Accrued Expenses

Accrued expenses are as follows:

	December 31, 2013	December 31, 2012

Accrued severance costs*	$750,000	$-
Accrued rebates	596,905	77,329
Accrued registration rights penalties**	864,000	-
Accrued professional fees	67,686	50,000
Accrued franchise tax	263,981	-
Accrued payroll	327,357	-
Accrued expenses other	424,538	441,199

	$3,294,467	$568,528

*	Payable to a former executive of the Company.

**	Estimated penalties relating to late registration of shares of common stock in connection with the bridge notes and senior convertible note.

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

12. Junior Convertible Note

On December 31, 2013, the Company entered into a securities purchase agreement with certain investors and an administrative and collateral agent representing the investors. Pursuant to the securities purchase agreement, the Company issued $2,112,500 of Junior Convertible Notes due on December 31, 2015, which are convertible into shares of the Company’s common stock at an initial fixed conversion price equal to $1.50 per share, and included the conversion of $250,000 of accrued legal costs.

In connection with its services related to the Junior Convertible Notes as well as the forbearance, waiver and modification agreement of the Senior Convertible Note (see Note 13) the Company agreed to pay the agent a fee in the form of junior convertible notes and warrants and accordingly Junior Convertible Notes in the amount of $212,625 were issued to the agent.

In connection with Junior Convertible Notes, the Company issued warrants to purchase an aggregate of 1,550,083 shares of common stock (including warrants to purchase 141,750 shares issued to the Agent for its fees), at an initial exercise price of $3.00 per share (the “Exercise Price”), at any time on or prior to December 31, 2018 (the “Warrants”). The Warrants may also be exercised on a cashless basis.

The conversion price of the Junior Convertible Notes (initially $1.50) as well as the exercise price of the related warrants (initially $3) are subject to further down adjustments depending on the terms of subsequent capital raises.

The Company also agreed to secure the payment of all obligations under the notes by granting and pledging a continuing security interest in all of the Company’s and its subsidiaries’ property now owned or at any time hereafter acquired by them. The Junior Convertible Notes are subordinated to the Senior Convertible Notes.

HEALTHCARE CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2013 and 2012 and for the Years Then Ended

Additionally, the Company executed a Registration Rights Agreement, committing it to file a registration statement by April 14, 2014 and have it declared effective within 90 days. Failure to comply will result in a monthly penalty of 1% of the face value of the outstanding Junior Convertible Notes. No provision has been made for penalties as of December 31, 2013. If the Company fails to comply, then penalties will be recorded in 2014.

At the time of the transaction, the Company recorded a derivative liability in the amount of $5,087,000, a loan discount of $2,325,000 and an interest charge of $2,762,000. In addition, the Company incurred loan costs amounting to $202,035.

13. Senior Convertible Note

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

The Loan Agreement contains certain financial covenants as well as customary negative covenants and events of default.

As part of consideration for the PFG Loan, the Company issued to Lender and its designees warrants to purchase an aggregate of 220,000 shares of Series C common stock, for $7.50 per share, at any time on or prior to July 17, 2018 (the “PFG Warrants”).

At the time of the transaction, the Company recorded a beneficial conversion feature in the amount $654,144, the warrants were recorded as equity warrants in the amount of $1,154,144 and the notes were recorded at a value of $3,191,711 reflecting a loan discount of $1,808,289. In addition, the Company incurred loan costs amounting to $328,712.

In addition as of December 31, 2013 the Company recorded an accrual of $272,000 and a corresponding interest charge reflecting the estimated penalty relating to the late registration of the underlying shares of common stock.

On October 15, 2013, the Company received a notice of events of default from PFG.

On December 31, 2013, the Company entered into a Forbearance, Waiver and Modification to the loan agreement. Pursuant to the terms of the modification PFG (i) lent an additional $500,000 to the Company (received on January 6, 2014), (ii) The conversion price of the promissory notes issued under the original loan agreement and the modification was reduced to $2.50 per share from $7.50 per share, (iii) PFG’s right to accelerate repayment of the loan if certain conditions were not met was eliminated, (iv) The Company agreed to pay $150,000 in fees, (v) Certain financial covenants were revised, (vi) The number of shares issuable upon exercise of warrants issued to PFG was increased from 220,000 to 555,000 and the exercise price of the warrants was reduced to $3.00 per share from $8.00 per share, (vii) The number of shares issuable under contingently exercisable warrants was increased from 625,000 shares to 2,200,000 and the exercise price reduced from $8.00 per share to $2.50 per share, (viii) The Company issued 425,000 shares of its common stock to PFG, and (ix) PFG has the option, until June 30, 2019, to require the Company to purchase from it, at PFG’s option, up to 25,000 shares (of the 425,000) of common stock for a purchase price of $250,000.

HEALTHCARE CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2013 and 2012 and for the Years Then Ended

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

The Company recorded the Forbearance, Waiver and Modification to the loan agreement as an extinguishment of the July 2013 Senior Convertible Note. Accordingly as of December 31, 2013 the Company fully amortized the remaining balance of the debt costs incurred in connection with the original note in the amount of $298,129 and, wrote off the balance of the loan discount of $1,642,529 to loss on extinguishment. The Company recorded the new note at its estimated fair value of $1,296,776 which is net of the additional $500,000 received on January 6, 2014. The fair value is based on the Company’s estimates of similar interest rates for an entity with similar credit characteristics. Additionally, the Company recorded the value of the modification of warrants of $2,866,566, value of the common stock issued of $637,500, the value of the redemption feature of $250,000, and the fees due of $150,000 offset by the value of the new debt discount of $3,703,224, as loss on extinguishment. The resulting decrease from face value will be accreted to interest expense using the effective interest rate method.

14. Bridge Notes

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

15. Long-Term Debt

Incentive Notes

Upon consummation of the merger (see Note 3), Holders of all of the issued and outstanding shares of common stock of HCCA immediately prior to the time of the Merger had each of their shares of common stock of HCCA converted into the right to receive a proportional amount of 5,200,000 shares of the Company’s Series C common stock and promissory notes with an aggregate face value of $7,500,000 (collectively, the “Closing Payment”). On December 31, 2013, promissory notes with a face value of $750,000 were returned to the Company (see Note 3).

In addition, the Company issued to its management $2,500,000 of Management Incentive Notes and paid fees in connection with the transaction by issuing promissory notes having an aggregate principal amount of $500,000, which reflects five percent of all promissory notes issued in the transaction.

The above described notes with an aggregate face value of $10,500,000 have identical terms and conditions, are non-interest bearing and are subordinated to all senior debt of the Company in the event of a default under such senior debt. The notes will be repaid from 25% of the Company’s free cash-flow (defined as in the notes) in excess of $2,000,000. The Company will be obligated to repay such notes if, among other events, there is a transaction that results in a change of control of the Company. These notes are subordinated to all other debt, and repayment could be deferred if the terms of other debt instruments then outstanding prohibit repayment.

HEALTHCARE CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2013 and 2012 and for the Years Then Ended

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

December 31, 2013

Shareholder notes	$6,750,000
Placement notes	500,000
Management incentive notes	2,500,000
9,750,000

Less debt discount	(6,815,703)

$2,934,297

Future maturities of the Incentive Notes based on the Company’s estimates which do not reflect any limitation of repayment that may exist due to the terms of other debt then outstanding are as follows:

June 30,

2014	$-
2015	-
2016	399,000
2017	1,789,000
2018	3,622,000
Thereafter	3,940,000

$9,750,000

Capital Leases

The Company has entered into capital lease agreements for equipment, which expire at various dates through November 2019. The assets capitalized under these leases and associated accumulated depreciation at December 31, 2013 and December 31, 2012 are as follows:

	December 31, 2013	December 31, 2012

Furniture and equipment	$1,050,343	$584,638
Accumulated depreciation	(370,780)	(153,937)

	$679,563	$430,701

HEALTHCARE CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2013 and 2012 and for the Years Then Ended

Amortization of capital leases is included in depreciation expense.

Minimum future lease payments under capital lease obligations as of June 30, 2013 are as follows:

Year Ended December 31,

2014	$275,746
2015	244,033
2016	184,934
2017	154,875
2018	48,885
Thereafter	51,457

Total future minimum lease payments	939,930
Less amount representing interest	(144,140)
Present value of net minimum lease payments	795,790
Less current portion	(216,400)

$579,390

16. Redeemable Securities

Redeemable common stockholders are entitled to redeem all or a portion of such shares in connection with the Company’s initial Business Transaction, as defined in the Company’s Certificate of Incorporation, and are entitled to share ratably in the trust account, including the deferred underwriting discounts and commissions and accrued but undistributed interest, net of (i) taxes payable, (ii) interest income earned on the trust account (approximately $10.30 per share) and (iii) a pro rata share of the trust account released to the Company for each Share converted to a Series C Share upon completion of a Business Transaction. These shares were redeemed from the trust account on August 15, 2013.

17. Stockholders’ Equity

The Company is authorized 30,000,000 shares of common stock, par value $.0001, which shares may, but are not required to, be designated as part of one of three series, callable Series A, callable Series B and Series C shares. The holders of all common shares shall possess all voting power and each share shall have one vote.

Series A – Holders of shares of Series A Common Stock are entitled to cause the Corporation to redeem all or a portion of their shares in connection with an acquisition transaction. If the holders of Series A Common Stock do not elect to have their shares redeemed, then they will automatically be converted to Series B Common Stock. As of December 31, 2013 there are no outstanding Series A Common Stock.

Series B – Holders of shares of Series B Common Stock have the same rights as Series A Common Stock, except Series B Common Stock cannot be issued until such time as all outstanding shares of Series A Common Stock are converted to Series B Common Stock. The holders of Series B Common Stock have the right to participate in a Post-Acquisition Tender Offer or Post-Acquisition Automatic Trust Liquidation. 839,965 shares of Series B common shares were redeemed from the trust account on August 15, 2013. As of December 31, 2013 there were no outstanding redeemable shares.

Series C – Holders of shares of Series C Common Stock have the same rights as Series A Common Stock, except holders of Series C Common Stock are not entitled to (1) cause the Corporation to redeem all or a portion of such Series C Common Stock in connection with the Acquisition Transaction, (2) share ratably in the Trust Account or (3) participate in a Post-Acquisition Tender Offer or Post-Acquisition Automatic Trust Liquidation. As of December 31, 2013, there are 8,832,492 shares of Series C Common Stock outstanding.

HEALTHCARE CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2013 and 2012 and for the Years Then Ended

In August 2013 following the redemption of the 839,965 shares of the series B common stock, the Series A Common Stock, Series B Common Stock and Series C Common Stock were consolidated into one series of Common Stock. The consolidation was on a one-for-one basis of the outstanding shares of each series of common stock. Currently following the automatic consolidation, only one series of Common Stock is authorized, which will be referred to as “Common Stock.”

On December 31, 2013, 546,002 shares of common stock were returned to the Company (see Note 3).

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

As part of the Merger, 750,000 restricted shares of stock were issued to certain members of management. The shares were valued at $7.30, the share price at the date of the merger. 400,000 shares vested immediately and the remaining vest through June 30, 2015. In the year ended December 31, 2013, the Company recorded an expense of $2,920,000 for the shares that vested on the date of the Merger and $851,667 for the shares that vest through June 30, 2015.

18. Income Taxes

There was no provision (benefit) for income taxes for the years ended December 31, 2013 and December 31, 2012.

Deferred tax assets are as follows:

	December 31, 2013	December 31, 2012

Loss carryforwards	$10,140,620	$2,064,222
Intangible assets	66,900	44,000
Accrued expenses	622,069	1,060,000
Stock based compensation	451,706	-
Fixed assets	(50,449)	(14,120)
Less valuation allowance	(11,230,846)	(3,154,102)

Total net deferred tax assets	$-	$-

The valuation allowance was increased by $8,076,744 during the year ended December 31, 2013 and $2,575,828 for the year ended December 31, 2013 and 2012, respectively. The valuation allowance was increased due to uncertainties as to the Company’s ability to generate sufficient taxable income to utilize the net operating loss carry forwards and other deferred income tax items.

HEALTHCARE CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2013 and 2012 and for the Years Then Ended

A reconciliation of income taxes at the U.S. federal statutory rate to the income expense is as follows:

	Six Months and Year Ended
	December 31, 2013	December 31, 2012
U.S. Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(5.9)	(5.9)
Permanent differences	0.1	0.2
Change in fair value of derivative liabilities	(5.8)	-
Loss on debt extinguishment	3.5	-
Interest expense	9.1	-
Change in valuation allowance	33.0%	39.7%

Effective tax rate	-%	-%

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

At December 31, 2013, the Company had federal and state net operating loss carry forwards (“NOLs”) of approximately $25,400,000. The federal net operating loss carry forwards will begin to expire in the year 2035.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued ASC 740-10, Uncertainty in Income Taxes , which defines the threshold for recognizing the benefits of tax-return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authorities. This statement also requires explicit disclosure requirements about a Company’s uncertainties related to their income tax position, including a detailed roll forward or tax benefits taken that do not qualify for financial statement recognition. The Company files income tax returns in the U.S. federal jurisdiction and New Jersey. The Company’s tax years open to examination for federal and state are from 2009. The Company has no amount recorded for any unrecognized tax benefits as of December 31, 2013 and 2012 nor did the Company record any amount for the implementation of ASC 740-10-25. The Company’s policy is to record estimated interest and penalty related to the underpayment of income taxes for unrecognized tax benefits as a component of its income tax provision. During the years ended December 31, 2013 and December 31, 2012, the Company did not recognize any interest or penalties accrued for unrecognized tax benefits.

19. Commitments and Contingencies

Operating Leases

The Company has certain non-cancelable operating leases for facilities and equipment that expire over the next four years. Future minimum payments for non-cancelable operating leases are as follows as of December 31, 2013:

Minimum Rental Payments

2014	$212,888
2015	207,733
2016	219,270
2017	36,630

$676,521

Rent expense for the years ended December 31, 2013 and December 31, 2012 was $193,273 and $186,733, respectively.

HEALTHCARE CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2013 and 2012 and for the Years Then Ended

Employment Agreements

As of December 31, 2013, the Company had entered into employment agreements with senior officers and other members of management. The agreements specify aggregate guaranteed annual salaries of $1.7 million for each year of employment and extended through May 2017. The agreements allowed the Company to terminate these individuals for cause and not for cause. Depending on the terms of the individual contract upon termination without cause the Company would either be required to continue to pay salary through the original term of the contract or pay severance, typically one year of salary.

As of December 31, 2013, the Company entered into employment contracts or employment arrangement letters with certain members of management and directors that among other things committed the Company to issuing approximately 1.9 million stock options. The Company does not currently have a stock option plan and 650,000 of these stock options will be granted at the time the stock option plan is appropriately established.

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

In August 2013, the Company settled the suit with the claims adjudicator. Under the terms of the settlement the Company agreed to pay the claims adjudicator $2.7 million over 15 months commencing in September 2013. The settlement was discounted to its present value at settlement date and $1,555,712 is recorded in accounts payable at December 31, 2013.

On August 14, 2012, the Company entered into an agreement with a shareholder to buy back 500,000 shares of common stock for $100,000. The order also called upon the payment of $50,000 in legal fees. As of December 31, 2012, the Company had not received the 500,000 shares of common stock but had paid the settlement. The Company received these shares in February 2013.

20. Related Party

Otis Fund, a company controlled by a former consultant, who owns in excess of 5% of the Company’s outstanding shares, had a consulting agreement to provide marketing and sales services to HCCA. The contract was due to expire on January 2, 2017; however the Company terminated the agreement for cause in September 2013. The annual fees related to these services were $360,000. In connection with this agreement, the Company recorded $300,000 and $360,000 for the years ended December 31, 2013 and 2012, respectively.

In September 2012, 2,068,200 shares were issued to two entities believed to be controlled by this former consultant of the Company. The Company is currently investigating the circumstances under which these shares were issued to the two entities. The Company recorded a charge in 2012 equal to the shares of $641,142 as general and administrative expense.

21. Subsequent Events

On April 4, 2014, the Company entered into a note purchase agreement with two lenders, one of whom is 50% owned by two members of the board of directors of the Company. Pursuant to the note purchase agreement the Company issued $1,000,000 par value secured convertible notes under the following terms: (i) interest rate of eight percent per annum, (ii) Principal and interest are due on April 2, 2015, (iii) the Company may prepay the notes at any time prior to the maturity date, (iv) the notes’ conversion price will be the lowest price per share offered for the securities in the next round of financing (v) various other terms and conditions.

The loan would be in default if, (i) as of May 4, 2014, the Company has failed to secure at least $1,500,000 in a new financing and if, (ii) by June 3 the Company has failed to secure an additional $2,000,000, for a total of $3,500,000.

In connection with the issuance of the notes the Company issued five year warrants to purchase an aggregate of 2,000,000 shares of its common stock. The exercise price of the warrants will be equal to the lowest of the following: (i) the price of common equity sold in the next financing round, (ii) the conversion price of a convertible note raised after the next financing round, or (iii) the exercise price of warrants issued in the next financing round. The Warrants may also be exercised on a cashless basis. The Company also agreed to grant the holders of the warrants registration rights.

