Form 10-Q
period 2014-03-31
Healthcare Corp of America
filed 2014-05-09
CIK 1514682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

or

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

Yes ☐ No ☒

Number of shares of common stock outstanding as of May 8, 2014: 8,907,692

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

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HEALTHCARE CORPORATION OF AMERICA

CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2014

 HEALTHCARE CORPORATION OF AMERICA

CONSOLIDATED BALANCE SHEETS

As of March 31, 2014 and December 31, 2013

	March 31,	December 31,
	2014	2013
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$1,527,073	$2,614,375
Accounts receivable	1,322,165	1,512,254
Inventory	427,660	638,858
Rebates receivable	1,780,546	2,072,049
Prepaid expenses and other current assets	77,117	164,450

Total current assets	5,134,561	7,001,986

Property and equipment, net	1,071,859	1,148,515
Deferred financing costs, net	246,086	254,252
Software, net	374,993	399,383
Other assets	362,566	406,463

Total assets	$7,190,065	$9,210,599

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$5,250,349	$5,184,273
Accrued expenses	3,896,012	3,294,467
Deferred revenue	1,766,375	2,090,614
Senior convertible note, net of debt discount	2,066,463	1,296,776
Junior convertible note, net of debt discount	74,591	-
Current portion of capital leases	209,267	216,400
Other current liabilities	12,125	19,503

Total current liabilities	13,275,182	12,102,033

Incentive Notes	3,133,213	2,934,297
Capital leases, net of current portion	535,704	579,390
Derivative liabilities	4,703,589	5,405,889
Other liabilities	47,785	44,631

Total liabilities	21,695,473	21,066,240

Commitments and contingencies

Stockholders’ deficit:
Common stock, $.0001 par value; 30,000,000 shares authorized; 8,907,492 and 8,832,492 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	890	882
Additional paid-in capital	23,724,108	23,327,727
Accumulated deficit	(38,230,406)	(35,184,250)

Total stockholders’ deficit	(14,505,408)	(11,855,641)

Total liabilities, redeemable securities and stockholders’ deficit	$7,190,065	$9,210,599

The accompanying notes form an integral part of the consolidated financial statements.

HEALTHCARE CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013

Sales	$14,921,025	$11,961,723
Cost of sales	14,302,185	11,450,011

Gross profit	618,840	511,712

Operating expenses:
Selling, general and administrative	3,483,049	2,974,020

Loss from operations	(2,864,209)	(2,462,308)

Other income (expense):
Interest expense	(884,247)	(1,186,305)
Change in fair value of derivative liabilities	702,300	-

Total other income (expense)	(181,947)	(1,186,305)

Loss before provision for income taxes	(3,046,156)	(3,648,613)

Provision for income taxes	-	-

Net loss	$(3,046,156)	$(3,648,613)

Earnings per share:
Basic and diluted loss per share	$(0.34)	$(0.09)

Weighted average number of shares outstanding	8,846,103	40,250,009

The accompanying notes form an integral part of the consolidated financial statements

HEALTHCARE CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2014

(Unaudited)

	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Deficit	Deficit

Balance at January 1, 2014	8,832,492	$882	$23,327,727	$(35,184,250)	$(11,855,641)
Issuance of shares of common stock in connection with settlement of disputes	75,000	8	112,492		112,500
Stock based compensation			283,889		283,889
Net loss	-	-	-	(3,046,156)	(3,046,156)

Balance at March 31, 2014	8,907,492	$890	$23,724,108	$(38,230,406)	$(14,505,408)

The accompanying notes form an integral part of the financial statements

HEALTHCARE CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013

Cash used in operating activities:
Net loss	$(3,046,156)	$(3,648,613)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	112,666	74,693
Non cash interest expense	815,188	218,566
Stock-based compensation	283,889	480,000
Note-based compensation	18,394	-
Mark to market adjustment on derivative liabilities	(702,300)	-
Changes in assets and liabilities:
Accounts receivable	190,089	(857,974)
Rebates receivable	291,503	(221,432)
Inventory	211,198	119,693
Prepaid expenses and other current assets	112,836	1,055
Accounts payable and accrued expenses	539,188	1,730,261
Deferred revenues	(324,239)	166,475
Other liabilities	(4,224)	(1,415)

Total cash used in operating activities	(1,501,968)	(1,938,691)

Cash used in investing activities:
Purchase of property and equipment	(11,620)	(123,939)

Total cash used in investing activities	(11,620)	(123,939)

Cash from financing activities:
Proceeds from senior convertible note	500,000	-
Proceeds from notes payable	-	611,311
Debt costs	(22,895)	-
Warrants issued	-	120,937
Payments of capital leases	(50,819)	(51,729)

Total cash provided by financing activities	426,286	680,519

Net increase (decrease) in cash	(1,087,302)	(1,382,111)

Cash, beginning of period	2,614,375	1,791,134

Cash, end of period	$1,527,073	$409,023

The accompanying notes form an integral part of the consolidated financial statements

(Continued on next page)

7

HEALTHCARE CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013

Supplemental disclosures:

Interest	$(69,059)	$(960,416)

Income taxes	$-	$-

Issuance of shares in settlement of disputes	$(112,500)	$-

The accompanying notes form an integral part of the consolidated financial statements

HEALTHCARE CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2014 and December 31, 2013 and for the Three Months Ended March 31, 2014 and 2013

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

2. Liquidity and Financial Condition

The Company has a working capital deficit and a history of recurring losses and negative cash flows from operating activities. As of March 31, 2014 and December 31, 2013, the Company has working capital deficiencies of $8,140,621 and $5,100,047, respectively and stockholders’ deficit of $14,505,408 and $11,855,641, respectively. During the three months ended March 31, 2014 and the year ended December 31, 2013, the Company incurred net losses of $3,046,156 and $24,544,708, respectively, and negative cash flows from operating activities of $1,501,968 and $9,606,056, respectively. Collectively, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of March 31, 2014 and December 31, 2013 and for the Three Months Ended March 31, 2014 and 2013

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

In connection with the Bridge Financing, HCCA executed a registration rights agreement that required it to register the shares underlying the Bridge Financing if the transaction was completed. The agreement required HCCA to file a registration statement within 60 days of the completion of the transaction with Selway and have the registration statement declared effective within 120 days. The agreement requires damages of 1% per month of the Bridge Financing, capped at 10%, for each month the Company does not comply with the requirement. As a result of the restatements and investigation, the Company did not file a registration statement and have it declared effective within the period required and recorded the maximum damages under the agreement ($592,000).

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

As of March 31, 2014 and December 31, 2013 and for the Three Months Ended March 31, 2014 and 2013

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

As of March 31, 2014 and December 31, 2013 and for the Three Months Ended March 31, 2014 and 2013

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

Accounts Receivable

Accounts receivable represent amounts owed to the Company for products sold and services rendered net of an allowance for doubtful accounts. The Company grants unsecured credit to its customers. The Company continuously monitors the payment performance of its customers to ensure collections and minimize losses. Management does not believe that significant credit risks exist. An allowance for doubtful accounts is based upon the credit profiles of specific customers, economic and industry trends and historic payment experience. There is no allowance for doubtful accounts at March 31, 2014 and December 31, 2013.

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

HEALTHCARE CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of March 31, 2014 and December 31, 2013 and for the Three Months Ended March 31, 2014 and 2013

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

Internal-Use Software Development Costs

The Company capitalizes certain costs associated with the purchase and/or development of internal-use software, including its website. Generally, external and internal costs incurred during the application development stage of a project are capitalized. The application development stage of a project generally includes software design and configuration, coding, testing and installation activities. Training and maintenance costs are expensed as incurred. Upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality. Capitalized software costs are amortized using the straight-line method over the estimated useful life of the assets, which approximates 3 years.

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company assesses recoverability by determining whether the net book value of the related asset will be recovered through the projected undiscounted future cash flows of the asset. If the Company determines that the carrying value of the asset may not be recoverable, it measures any impairment based on the fair value of the asset as compared to its carrying value. During the three months ended March 31, 2014 and March 31, 2013, the Company did not record any impairment charges.

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

Deferred Financing Costs

Costs related to obtaining long-term debt financing have been capitalized and amortized over the term of the related debt using the straight line method. Amortization of deferred financing costs charged to interest expense was $31,061 and $400,704 for the three months ended March 31, 2014 and 2013, respectively. The unamortized balance was $246,086 and $254,252 at March 31, 2014 and December 31, 2013, respectively.

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

HEALTHCARE CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of March 31, 2014 and December 31, 2013 and for the Three Months Ended March 31, 2014 and 2013

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

Advertising Expenses

Advertising expenses are expensed as incurred and included in selling, general and administrative expenses on the accompanying statements of operations. Advertising expenses were approximately $0 and $24,624 for the three months ended March 31, 2014 and 2013, respectively.

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

HEALTHCARE CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of March 31, 2014 and December 31, 2013 and for the Three Months Ended March 31, 2014 and 2013

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

At March 31, 2014 and December 31, 2013 the Company had 2,000,000 warrants exercisable into its shares of common stock that were issued in connection with Selway’s initial public offering (“Selway IPO Warrants”). These warrants are publicly traded and are classified as liabilities. Additionally, HCCA issued 296,250 warrants in connection with the Bridge Financing with identical terms as the Selway IPO Warrants. The Company has valued all of these warrants at March 31, 2014 and December 31, 2013 based on the closing price of the Selway IPO Warrants. Because the market for the Selway IPO Warrants is not active, the valuation is classified as a Level 2 measurement. These warrants are exercisable at $7.50 a share and expire on November 7, 2016.

On December 31, 2013, the Company executed a forbearance agreement with the holders of its senior convertible debt. Among other things, this agreement required the Company to issue 425,000 shares of common stock to the senior convertible debt holders and permit the redemption of 25,000 shares at the rate of $10 per share through June 30, 2019 (the “Senior Debt Redemption Feature”). The Company evaluated the redemption terms embedded in the agreement and determined that such terms should be bifurcated from the common stock and recorded as a liability. The Company determined the fair value of the Senior Debt Redemption Feature utilizing a Black-Scholes valuation model. The key inputs to the valuation were the Company’s share price at the date of valuation and the expected volatility. The Company did not become publicly traded until April 11, 2013 and therefore determined its expected volatility from a selection of similar publicly traded companies. The valuation is classified as a Level 2 valuation based on the use of volatility calculations from other publicly traded companies.

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

HEALTHCARE CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of March 31, 2014 and December 31, 2013 and for the Three Months Ended March 31, 2014 and 2013

The table below presents the Company’s fair value hierarchy for those derivative instruments measured at fair value on a recurring basis as of March 31, 2014:

	Level 1	Level 2		Level 3	Total

Senior debt redemption feature	$-		$250,000	$-	$250,000
Warrants and convertible feature junior convertible note	$-	$		$4,201,000	$4,201,000
Warrants	$-		$252,589	$-	$252,589

Total derivative liabilities	$-		$502,589	$4,201,000	$4,703,589

The table below presents the activity in the Company’s derivative instruments measured at fair value on a recurring basis for the three months ended March 31, 2014:

	Beginning of Period	Issuances	Changes in Fair Value	Balance at end of Period

Warrants and convertible feature convertible notes	$5,087,000	$-	$(886,000)	$4,201,000

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

Approximately 25% of the Company’s revenues for the three months ended March 31, 2014 were derived from one customer. Revenues from this customer were 13% of the Company’s revenues for the year ended December 31, 2013. No amounts were due from this customer at March 31, 2014 or December 31, 2013. In addition, the customers of one of the Company’s resellers accounted for approximately 25% of the Company’s revenue for the three months ended March 31, 2014 and for the year ended December 31, 2013. Amounts due from these customers represented 63% and 76% of accounts receivable at March 31, 2014 and December 31, 2013, respectively.

HEALTHCARE CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of March 31, 2014 and December 31, 2013 and for the Three Months Ended March 31, 2014 and 2013

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

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Basic and Diluted:
Net loss	$(3,046,156)	$(3,648,613)
Weighted average shares	8,846,103	40,250,009
Basic loss per common share	$(0.34)	$(0.09)

The following table summarizes the number of shares of common stock attributable to potentially dilutive securities outstanding for each of the periods which are excluded in the calculation of diluted loss per share:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Dilutive Potential Common Shares
Warrants	5,596,106	1,585,833
Restricted stock awards	-	75,292
Convertible notes payable	3,750,083	2,666,667

5. Property and Equipment

Property and equipment is as follows:

	March 31, 2014	December 31, 2013

Furniture, fixtures and equipment	$1,662,201	$1,662,201
Leasehold improvements	60,168	50,548
	1,722,369	1,712,749
Accumulated depreciation and amortization	(650,510)	(564,234)

Net property and equipment	$1,071,859	$1,148,515

Amortization and depreciation was approximately $88,276 and $74,693 for the three months ended March 31, 2014 and 2013, respectively.

HEALTHCARE CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of March 31, 2014 and December 31, 2013 and for the Three Months Ended March 31, 2014 and 2013

6. Software, net

Software, net is as follows:

	March 31, 2014	December 31, 2013

Software costs	$472,489	$472,489
Accumulated amortization	(97,496)	(73,106)

Net software costs	$374,993	$399,383

Amortization expense was $24,390 and $0 for the three months ended March 31, 2014, and 2013 respectively.

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

8. Deferred Financing Costs

Deferred financing costs are as follows:

Balance January 1, 2014	$254,252
Costs incurred for forbearance, waiver and modification to the senior convertible note for the three months ended March 31, 2014	22,895
Amortization for the three months ended March 31, 2014	(31,061)

Balance March 31, 2014	$246,086

HEALTHCARE CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of March 31, 2014 and December 31, 2013 and for the Three Months Ended March 31, 2014 and 2013

9. Accrued Expenses

Accrued expenses are as follows:

	March 31, 2014	December 31, 2013

Accrued severance costs*	$271,154	$750,000
Accrued rebates	691,983	596,905
Accrued registration rights penalties**	910,000	864,000
Accrued professional fees	480,000	67,686
Accrued commissions	723,332	225,125
Accrued franchise tax	303,981	263,981
Accrued payroll	285,022	327,357
Accrued expenses other	230,540	199,363

	$3,896,012	$3,294,467

*	Payable to a former executive of the Company.

**	Estimated penalties relating to late registration of shares of common stock in connection with the bridge notes and senior convertible note.

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

In connection with its services related to the Junior Convertible Notes as well as the forbearance, waiver and modification agreement of the Senior Convertible Note (see Note 12) the Company agreed to pay the agent a fee in the form of junior convertible notes and warrants and accordingly Junior Convertible Notes in the amount of $212,625 were issued to the agent.

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

As of March 31, 2014 and December 31, 2013 and for the Three Months Ended March 31, 2014 and 2013

At the time of the transaction, the Company recorded a derivative liability in the amount of $5,087,000, a loan discount of $2,325,000 and an interest charge of $2,762,000. In addition, the Company incurred loan costs amounting to $202,035.

In addition, as of March 31 2014 the Company recorded an accrual of $46,000 and a corresponding interest charge reflecting the estimated penalty relating to late registration of the underlying shares of common stock.

12. Senior Convertible Note

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

In addition, as of December 31, 2013 the Company recorded an accrual of $272,000 and a corresponding interest charge reflecting the estimated penalty relating to the late registration of the underlying shares of common stock.

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

As of March 31, 2014 and December 31, 2013 and for the Three Months Ended March 31, 2014 and 2013

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

The Company recorded the Forbearance, Waiver and Modification to the loan agreement as an extinguishment of the July 2013 Senior Convertible Note. Accordingly as of December 31, 2013 the Company fully amortized the remaining balance of the debt costs incurred in connection with the original note in the amount of $298,129 and, wrote off the balance of the loan discount of $1,642,529 to loss on extinguishment. As of December 31, 2013 the Company recorded the new note at its estimated fair value of $1,296,776 which is net of the additional $500,000 received on January 6, 2014. The fair value is based on the Company’s estimates of similar interest rates for an entity with similar credit characteristics. Additionally, the Company recorded the value of the modification of warrants of $2,866,566, value of the common stock issued of $637,500, the value of the redemption feature of $250,000, and the fees due of $150,000 offset by the value of the new debt discount of $3,703,224, as loss on extinguishment. The resulting decrease from face value will be accreted to interest expense using the effective interest rate method.

13. Bridge Notes

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

14. Long-Term Debt

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

As of March 31, 2014 and December 31, 2013 and for the Three Months Ended March 31, 2014 and 2013

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

	March 31, 2014	December 31, 2013

Shareholder notes	$6,750,000	$6,750,000
Placement notes	500,000	500,000
Management incentive notes	2,500,000	2,500,000
	9,750,000	9,750,000

Less debt discount	(6,616,787)	(6,815,703)

	$3,133,213	$2,934,297

Future maturities of the Incentive Notes based on the Company’s estimates which do not reflect any limitation of repayment that may exist due to the terms of other debt then outstanding are as follows:

June 30,

2014	$-
2015	-
2016	399,000
2017	1,789,000
2018	3,622,000
Thereafter	3,940,000

$9,750,000

Capital Leases

The Company has entered into capital lease agreements for equipment, which expire at various dates through November 2019. The assets capitalized under these leases and associated accumulated depreciation at March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014	December 31, 2013

Furniture and equipment	$1,050,343	$1,050,343
Accumulated depreciation	(431,014)	(370,780)

	$619,329	$679,563

HEALTHCARE CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of March 31, 2014 and December 31, 2013 and for the Three Months Ended March 31, 2014 and 2013

Amortization of capital leases is included in depreciation expense.

Minimum future lease payments under capital lease obligations as of March 31, 2014 are as follows:

Year Ended March 31,

2015	$264,006
2016	240,390
2017	169,297
2018	137,316
2019	35,747
Thereafter	23,831

Total future minimum lease payments	870,587
Less amount representing interest	(125,616)
Present value of net minimum lease payments	744,971
Less current portion	(209,267)

$535,704

15. Stockholders’ Equity

The Company is authorized 30,000,000 shares of common stock, par value $.0001, which shares may, but are not required to, be designated as part of one of three series, callable Series A, callable Series B and Series C shares. The holders of all common shares shall possess all voting power and each share shall have one vote.

Series A – Holders of shares of Series A Common Stock are entitled to cause the Corporation to redeem all or a portion of their shares in connection with an acquisition transaction. If the holders of Series A Common Stock do not elect to have their shares redeemed, then they will automatically be converted to Series B Common Stock. As of March 31, 2014 there are no outstanding Series A Common Stock.

Series B – Holders of shares of Series B Common Stock have the same rights as Series A Common Stock, except Series B Common Stock cannot be issued until such time as all outstanding shares of Series A Common Stock are converted to Series B Common Stock. The holders of Series B Common Stock have the right to participate in a Post-Acquisition Tender Offer or Post-Acquisition Automatic Trust Liquidation. 839,965 shares of Series B common shares were redeemed from the trust account on August 15, 2013. As of March 31, 2014 there were no outstanding redeemable shares.

Series C – Holders of shares of Series C Common Stock have the same rights as Series A Common Stock, except holders of Series C Common Stock are not entitled to (1) cause the Corporation to redeem all or a portion of such Series C Common Stock in connection with the Acquisition Transaction, (2) share ratably in the Trust Account or (3) participate in a Post-Acquisition Tender Offer or Post-Acquisition Automatic Trust Liquidation. As of March 31, 2014, there are 8,907,492 shares of Series C Common Stock outstanding.

HEALTHCARE CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of March 31, 2014 and December 31, 2013 and for the Three Months Ended March 31, 2014 and 2013

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

During the three months ended March 31, 2014, the Company issued 75,000 shares of common stock as part of the settlement of two disputed claims. The Company recorded a gain of approximately $340,000 in Selling General and Administrative expenses as result of the difference in value of the executed settlement and the Company’s initial estimate.

16. Commitments and Contingencies

Operating Leases

The Company has certain non-cancelable operating leases for facilities and equipment that expire over the next three years. Future minimum payments for non-cancelable operating leases are as follows as of March 31, 2014:

Year ended March 31,

2015	$205,510
2016	216,975
2017	201,465

$623,950

Rent expense for the three months ended March 31, 2014 and 2013 was $48,346 and $48,234, respectively.

HEALTHCARE CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of March 31, 2014 and December 31, 2013 and for the Three Months Ended March 31, 2014 and 2013

Employment Agreements

As of March 31, 2014, the Company had entered into employment agreements with senior officers and other members of management. The agreements specify aggregate guaranteed annual salaries of $1.7 million for each year of employment and extended through May 2017. The agreements allowed the Company to terminate these individuals for cause and not for cause. Depending on the terms of the individual contract upon termination without cause the Company would either be required to continue to pay salary through the original term of the contract or pay severance, typically one year of salary.

As of March 31, 2014, the Company entered into employment contracts or employment arrangement letters with certain members of management and directors that among other things committed the Company to issuing approximately 1.9 million stock options. The Company does not currently have a stock option plan and 650,000 of these stock options will be granted at the time the stock option plan is appropriately established.

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

In August 2013, the Company settled the suit with the claims adjudicator. Under the terms of the settlement the Company agreed to pay the claims adjudicator $2.7 million over 15 months commencing in September 2013. The settlement was discounted to its present value at settlement date and $1,224,140 is recorded in accounts payable at March 31, 2014.

On August 14, 2012, the Company entered into an agreement with a shareholder to buy back 500,000 shares of common stock for $100,000. The order also called upon the payment of $50,000 in legal fees. As of December 31, 2012, the Company had not received the 500,000 shares of common stock but had paid the settlement. The Company received these shares in February 2013.

17. Related Party

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

18. Subsequent Events

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

Pursuant to the Security Agreement dated April 4, 2014 (the “Security Agreement”), we granted the Lenders a first priority security interest to all of the and assets of 340 Basics. In addition, we granted the Lenders a second priority security interest in and to all our other assets, including equity interests in all other subsidiaries. Such second priority security interest is subordinate only to the security interest of Partners for Growth III, L.P., the Company’s senior lender.

We covenanted and agreed that: (a) if, as of May 4, 2014, we had failed to secure at least $1,500,000 in a new financing (the “Next Financing Round”), such failure would constitute an event of default; (b) if, as of May 4, 2014, we had secured at least $1,500,000 in a new financing, but less than $3,500,000, then we would be entitled to an additional 30 days in which to secure an additional amount so that the aggregate amount raised totals $3,500,000; (c) if, on or before expiration of such second 30 day period, we had failed to secure at least $3,500,000, such failure will constitute an event of default.

On May 2, 2014, we and the Lenders agreed to extend the time periods specified in the foregoing covenants by five days from the original maturity date to May 9th, 2014. On May 7, 2014, the Company and the Lenders agreed to further extend the time periods specified in the foregoing covenants from May 9, 2014 to May 23, 2014, which will allow the Company time to continue exploring its financing options.

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

2014 Bridge Financing

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

Pursuant to the Security Agreement dated April 4, 2014 (the “Security Agreement”), we granted the Lenders a first priority security interest to all of the and assets of 340 Basics. In addition, we granted the Lenders a second priority security interest in and to all our other assets, including equity interests in all other subsidiaries. Such second priority security interest is subordinate only to the security interest of Partners for Growth III, L.P., the Company’s senior lender.

We covenanted and agreed that: (a) if, as of May 4, 2014, we had failed to secure at least $1,500,000 in a new financing (the “Next Financing Round”), such failure would constitute an event of default; (b) if, as of May 4, 2014, we had secured at least $1,500,000 in a new financing, but less than $3,500,000, then we would be entitled to an additional 30 days in which to secure an additional amount so that the aggregate amount raised totals $3,500,000; (c) if, on or before expiration of such second 30 day period, we had failed to secure at least $3,500,000, such failure will constitute an event of default.

On May 2, 2014, we and the Lenders agreed to extend the time periods specified in the foregoing covenants by five days from the original maturity date to May 9th, 2014. On May 7, 2014, the Company and the Lenders agreed to further extend the time periods specified in the foregoing covenants from May 9, 2014 to May 23, 2014, which will allow the Company time to continue exploring its financing options.

Results of Operations

THREE MONTHS ENDED MARCH 31, 2014 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2013

Revenue

HCCA’s revenue includes revenues earned on its fully funded and self-funded plans. Revenue for the three months ended March 31, 2014 was $14,921,025, an increase of $2,959,302, or 25% as compared to revenue of $11,961,723 for the three months ended March 31, 2013. The increase was primarily attributable to growth in HCCA’s core PBM business (Fully-Funded and Self-Funded). HCCA’s revenue is based on contracts that generally last for one year and are billed on a monthly basis. Revenue is recognized as the products and services are delivered to members (typically employees of the client). Recently, we have decided to de-emphasize our focus on the fixed fee local government PBM marketplace due to its lack of profitability. We estimate that the Fully-Funded business line, which accounted for approximately 74% of our revenues in the three months ended March 31, 2014, and which generated substantial operating losses, will decline in the months to come as annual renewable contracts may not renew due to our demand for substantial price increases as a condition for contract renewals.

Cost of Revenue

Cost of revenue for the three months ended March 31, 2014 was $14,302,185 an increase of $2,852,174 or 25%, as compared to $11,450,011 for the three months ended March 31, 2013. The increase was primarily attributable to HCCA’s growth in its core business.

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

Gross Profit

HCCA’s gross profit increased from $511,712 in the three months ended March 31, 2013 to $618,840 in the three months ended March 31, 2014. Gross margin was 4.1% in the three months ended March 31 2014, almost unchanged when compared to 4.3% in the three months ended March 31, 2013.

SG&A Costs

HCCA’s SG&A costs totaled $3,483,049 for the three months ended March 31, 2014 compared to $2,974,020 in the three months ended March 31, 2013, representing an increase of approximately $509,000 or 17%. SG&A costs derive primarily from wages and stock based compensation costs, which represented 42% of SG&A in the three months ended March 31, 2014, as well from commissions on sales to brokers, professional fees and reinsurance costs relating to the fully funded programs that collectively amounted to 37% of SG&A costs.

The increase in SG&A costs is primarily attributable to: increase of approximately $442,000 in reinsurance expenses relating to the fully funded business due to premium increases , professional fees that increased by approximately $220,000 due to public company costs, and wages and payroll taxes that increased by approximately $146,000 due to the increased staff. These expense increases were partly offset by a gain of approximately $340,000 relating to a reduction of a liability which was settled during the first quarter of 2014 partly through the issuance of shares of the Company’s common stock.

Other Income (expense), net

Other (Expense) Income, net for the three months ended March 31, 2014 which included interest expense, net of positive change in fair value of derivative liabilities, totaled ($591,212) compared to a net expense of ($1,186,305) for the three months ended March 31, 2013.

Interest expenses for the three months ended March 31, 2014 were approximately $0.9 million and included approximately $0.4 million incurred in connection with the senior convertible note, approximately $0.2 million in connection with the junior convertible notes, approximately $0.2 million in connection with the Incentive Notes and the balance of $0.1 million was incurred in connection with the capital leases and other interest expenses.

Interest expenses for the three months ended March 31, 2013 of approximately $1.2 million were all incurred in connection with the September 19, 2012 bridge notes.

For the three months ended March 31, 2014 HCCA recorded a decrease in the fair value of derivative liabilities of $0.7 million. The primary reason for the decrease was the decline of the market price of HCCA’s common stock as quoted on the financial markets during the first quarter of 2014 which led to the decline of the value of the derivative liabilities that are connected to the price of the common stock.

Liquidity and Capital Resources

HCCA’s sources of liquidity have historically primarily consisted of cash provided from purchases of equity and debt securities of the company by investors.

Since its inception through March 31, 2014 HCCA incurred an accumulated (deficit) of ($38,230,406) and it has continued to generate losses since April 1, 2014.

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

Net cash used in operating activities for the three months ended March 31, 2013 was approximately $1.5 million. Net loss for the quarter was $3.0 million, increased by a non cash market to market adjustment on derivative liabilities of approximately $0.7 million and offset by non-cash adjustments for approximately $1.2 million of stock and note based compensation, non-cash interest expense, and depreciation and amortization expense. Net changes in working capital increased cash from operating activities by approximately $1.0 million, primarily due to an increase in accounts payable and accrued expenses of approximately $0.5 million due in part to the timing of invoice payments and reduction in inventory.

Cash used in the first quarter of 2014 for purchasing of property and equipment was $11,620.

For the three months ended March 31, 2014, cash provided by financing activities was $426,286. The Company’s net cash in–flow from the senior convertible loan was $500,000 offset by debt costs of $22,895 and repayment capital leases of $50,819.

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

Management carried out an evaluation, under the supervision of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures as of March 30, 2014. Based upon that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the design and operation of disclosure controls and procedures were not effective as of March 30, 2014.

Changes in internal control over financial reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

During 2012, we filed a lawsuit against our past adjudicator of claims for overcharges, over payment on claims, errors and misclassifications, and rebates owed from drug manufacturers claiming damages of over $5 million. Additionally, we have recorded an expense for the amount owed for claims payable. The adjudicator of claims filed a counterclaim for amounts it claims are owed to it by us. In August 2013, we settled the suit with the claims adjudicator. Under the terms of the settlement we agreed to pay the claims adjudicator $2.7 million over 15 months, commencing in September 2013. This amount was recorded as a liability as of December 31, 2012, in accounts payable. The settlement was discounted to its present value at settlement date and $1,555,712 is recorded in accounts payable at December 31, 2013.

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

HEALTHCARE CORPORATION OF AMERICA

Date: May 9, 2014	By:	/s/ Yoram Bibring
	Name:	Yoram Bibring
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

